Form 10QSB
period 1997-09-30
COMMUNITY NATIONAL CORP /TN
filed 1997-12-19
CIK 1042726

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB
(MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                               ------------------
                                  OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE EXCHANGE ACT
For the transition period from __________ to _____________.

              Commission File Number: 0-23411
                                      -------

                 COMMUNITY NATIONAL CORPORATION
----------------------------------------------------------------
              (Exact Name of Small Business Issuer
                   as Specified in Its Charter)

          Tennessee                              62-0644195
-------------------------------              -----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

19 Natchez Trace Drive, Lexington, Tennessee         38351
----------------------------------------------------------------
(Address of principal executive office)            (Zip Code)


Issuer's telephone number, including area code: (901) 968-6624
                                                --------------

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes ( )           No (X)

              APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the
issuer's classes of common equity, as of the latest practicable
date:   December 10, 1997      222,993 Shares of Common Stock
                               $1 Par Value

     Transitional Small Business Disclosure Format (check one):

                   Yes (X)           No ( )

                  COMMUNITY NATIONAL CORPORATION


                             CONTENTS



     Part I   FINANCIAL INFORMATION

Item 1: Financial Statements

        Consolidated Statement of Financial Condition at
        September 30, 1997 and December 31, 1996              3

        Statements of Consolidated Income for the
        Three Months and Nine Months Ended September 30,
        1997 and 1996                                         4

        Statements of Consolidated Cash Flows for the
        Nine Months Ended September 30, 1997 and 1996         5

        Notes to Financial Statements                       6-8

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9-11

PART II - OTHER INFORMATION

        Item 1:  Legal Proceedings                            12

        Item 2:  Changes in Securities                        12

        Item 3:  Defaults Upon Senior Securities              12

        Item 4:  Submission of Matters to a Vote of
                 Security Holders                             12

        Item 5:  Other Information                            12

        Item 6:  Exhibits and Reports on Form 8-K             12

        Signature                                             12

                                                              3
                 COMMUNITY NATIONAL CORPORATION

         CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                            (Unaudited)
                                           September 30,    December 31,
                                               1997             1996
                                           ------------     ------------
            ASSETS
Cash and cash equivalents                  $    724,072    $    542,045
Time deposits                                   750,000         850,000
Investment securities:
  Securities held-to-maturity (estimated
   market value of $1,176,788 (1997),
   $2,278,896 (1996)                          1,157,259       2,256,805
  Securities available-for-sale, at
   estimated market value                     2,317,187       1,802,059
Mortgage-backed and related securities:
  Securities held-to-maturity (estimated
   market value of $627,868 (1997),
   $681,255 (1996)                              590,133         678,175
  Securities available-for-sale, at
   estimated market value                     3,154,660       2,664,334
Loans receivable, net                        17,865,228      16,205,224
Accrued interest receivable                     115,311         105,365
Real estate held for investment                 103,312             671
Investments required by law:
  Stock in Federal Home Loan Bank,
   at cost                                      259,200         245,900
  Stock in Savings and Loan Data
   Corporation, at cost                          15,000          15,000
Premises and equipment                          305,594         254,702
Other assets                                    114,473           2,979
                                           ------------    ------------
       Total Assets                          27,471,429      25,623,259
                                           ------------    ------------
     LIABILITIES

Deposits                                     22,275,466      20,637,993
Advances from FHLB                              863,561         955,393
Advances from borrowers for taxes
  and insurance                                     923           2,630
Accrued interest payable                        161,953         155,765
Income taxes:
  Current                                        67,852         (26,303)
  Deferred                                       38,609          14,326
Other liabilities                                20,251          22,084
                                           ------------    ------------
        Total Liabilities                  $ 23,428,615    $ 21,761,859
                                           ------------    ------------
     STOCKHOLDERS' EQUITY

Common stock of $1.00 par value,
 authorized 8,000,000 shares,
 222,993 issued and outstanding            $    222,993    $    222,963
Additional paid-in capital                      483,106         483,106
Retained earnings - substantially
 restricted                                   3,345,576       3,200,683
Unrealized gain (loss) on securities
 available for sale                              (8,861)        (45,382)
                                           ------------    ------------
        Total Stockholders' Equity         $  4,042,814    $  3,861,400
                                           ------------    ------------


Total Liabilities & Stockholders Equity    $ 27,471,429    $ 25,623,259
                                           ============    ============
/TABLE

                  COMMUNITY NATIONAL CORPORATION
                          (AND SUBSIDIARY)

           CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

                                          Three Months Ended         Nine Months Ended
                                            September 30,               September 30,
                                        -----------------------   -----------------------
                                            1997        1996        1997          1996
                                        ----------- -----------   ----------- -----------
INTEREST INCOME                         (Unaudited) (Unaudited)   (Unaudited) (Unaudited)
 First mortgage loans                   $   361,489 $   344,593   $ 1,073,244 $ 1,015,825
 Consumer & other loans                      25,676       6,443        44,636      19,547
 Interest and dividends on investments       60,694      93,766       192,765     288,458
 Interest on deposits with banks              8,789       4,690        35,112      19,697
 Interest on mortgage-backed securities      56,748      50,317       166,178     165,085
                                        ----------- -----------   ----------- -----------
   Total interest income                $   513,396 $   499,809   $ 1,511,935 $ 1,508,612
                                        ----------- -----------   ----------- -----------
INTEREST EXPENSE
 Interest on deposits                   $   270,398 $   260,053   $   778,418 $   774,920
 Interest on advances from FHLB              17,203      18,839        54,019      56,877
                                        ----------- -----------   ----------- -----------
   Total interest expense               $   287,601 $   278,892   $   832,437 $   831,797
                                        ----------- -----------   ----------- -----------

   Net interest income                  $   225,795 $   220,917   $   679,498 $   676,815

Provision for loan losses                    10,900       7,500        20,074      22,500
                                        ----------- -----------   ----------- -----------
   Net interest income after
    provision for loan losses           $   214,895 $   213,417   $   659,424 $   654,315
                                        ----------- -----------   ----------- -----------
OTHER INCOME
 Income from real estate held
  for investment                        $        -- $        --   $     7,425 $     4,455
 Service charges                             28,081       8,124        64,516      19,999
 Other operating income                       1,244         385         2,769       3,120
                                        ----------- -----------   ----------- -----------
   Total other income                   $    29,325 $     8,509   $    74,710 $    27,574
                                        ----------- -----------   ----------- -----------
GENERAL AND ADMINISTRATIVE EXPENSES
 Compensation & benefits                $    87,023 $    70,624   $   268,434 $   212,779
 Occupancy & equipment                       11,915       7,067        32,756      24,862
 Federal deposit insurance premiums           3,598     140,023        11,032     164,131
 Data processing fees                        13,087       9,420        31,978      23,915
 Other operating expenses                    22,415      16,731        75,429      52,146
                                        ----------- -----------   ----------- -----------
   Total general and administrative
    expense                             $   138,038 $   243,865   $   419,629 $   477,833
                                        ----------- -----------   ----------- -----------
   Earnings (Loss) before income taxes  $   106,182 $   (21,939)  $   314,505 $   204,056

Income tax expense (benefit)                 42,598      (7,290)      116,872      74,938
                                        ----------- -----------   ----------- -----------
   Net earnings (Loss)                  $    63,584 $   (14,649)  $   197,633 $   129,118
                                        =========== ===========   =========== ===========

                                                              5
                 COMMUNITY NATIONAL CORPORATION

              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        September 30,
                                                ----------------------------
                                                    1997            1996
                                                ------------    ------------
                                                (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $    197,633    $     141,118
 Adjustments to reconcile net income to net
 cash provided by operating activities:
   Provision for loan losses                          20,074           22,500
   Provision for depreciation                         12,854            7,534
   Amortizations of investment securities
     premiums and discounts (net)                        505            2,716
   Stock in FHLB received as dividends               (13,300)         (12,000)
 Changes in operating assets and liabilities:
   (Increase) decrease in interest receivable         (9,946)         (10,884)
   (Increase) decrease in other assets              (111,494)         (13,822)
   Increase (decrease) in interest payable             6,188          (12,034)
   Increase (decrease) in income taxes                98,532          (30,343)
   Increase (decrease) in other liabilities           (1,833)         119,124
                                                ------------     ------------
     Net cash provided by operating activities  $    199,213     $    213,909
     -----------------------------------------  ------------     ------------

INVESTING ACTIVITIES:
 Net (increase) decrease in time deposits       $    100,000     $    650,000
 Net (increase) decrease in loans                 (1,660,004)      (1,285,673)
 Additions to premises & equipment                  (166,387)         (73,972)
 Purchases of mortgage-backed securities          (1,000,000)        (317,488)
 Proceeds from collection of mortgage-
  backed securities                                  624,137          925,088
 Purchases of investment securities               (1,000,000)      (1,050,000)
 Proceeds from maturities of investment
  securities                                       1,593,845        1,091,310
                                                ------------     ------------
     Net cash provided by investing activities  $ (1,508,409)    $    (60,735)
     -----------------------------------------  ------------     ------------

FINANCING ACTIVITIES
 Net increase (decrease) in demand deposits,
  NOW accounts, passbook savings accounts,
  and certificates of deposits                  $  1,637,502     $   (360,904)
 Payments on advances from FHLB                      (91,832)         (18,718)
 Net increase (decrease) in mortgage escrow
  funds                                               (1,707)           2,502
 Purchase of common stock                                 --              (64)
 Dividends paid                                      (52,740)         (52,796)
                                                ------------     ------------
     Net cash provided by financing activities  $  1,491,223     $   (429,980)
     -----------------------------------------  ------------     ------------

     Increase in cash and cash equivalents      $    182,027     $   (276,806)
     -------------------------------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                         $    542,045     $    611,572
                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    724,072     $    334,766
                                                ============     ============
SUPPLEMENTAL INFORMATION:
 Interest paid                                  $    832,437     $    831,797
 Taxes paid                                           17,016           98,780
 Non-cash investing and financing activities
 consisted of the following:
   Stock dividends received from FHLB                 13,300           12,200
   Total net increase (decrease) in unrealized
    loss on securities available-for-sale       $     36,521     $    (50,251)
/TABLE

                COMMUNITY NATIONAL CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

                       SEPTEMBER 30, 1997

NOTE 1 - NATURE OF BUSINESS

     As of September 30, 1987, Lexington First Federal Mutual Holding Company was in the process of completing its Conversion and Reorganization to the stock form of organization, whereby Community National Corporation, a Tennessee-chartered stock holding company (the "Corporation") will own 100% of the outstanding shares of Common stock of Community National Bank, a National Bank, and the Corporation will sell 61% of its shares to the public and issue 39% of its shares to the current public stockholders owning shares of Lexington First Federal Savings Bank. The discussion in the Form 10-QSB therefore relates to the operations of Lexington First Federal Mutual Holding Company and its subsidiary savings bank, Lexington First Federal Savings Bank.

     Lexington First Federal Savings Bank, (Lexington First) commenced operations in 1961 as a federally-chartered mutual savings association under the name "Lexington First Federal Savings and Loan Association". In December 1992, Lexington First Federal Savings and Loan Association became a stock association known as Lexington First Federal Savings and Loan Association. Its deposits have been federally insured up to applicable limits, and it has been a member of the Federal Home Loan Bank ("FHLB") system since that time. Lexington First's deposits are currently insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the FHLB of Cincinnati. Lexington First is subject to the regulation of the OTS, as wells as the FDIC. On December 14, 1992, the Association reorganized into the mutual holding company form of organization and completed a sale of stock to the public (the "MHC Reorganization"). As of September 30, 1997, the Mutual Holding Company and the Public Stockholders own an Aggregate of 135,000 shares and 87,993 shares, or 60.54% and 39.46%, respectively, of the outstanding shares of Bank Common Stock. The exercise of stock options and the issuance of Management Recognition Plan shares resulted in the issuance of 7,993 additional shares of Common Stock.

     Lexington First's primary business, as conducted through its office located in Lexington, Tennessee, has been the origination of mortgage loans secured by single-family residential real estate located primarily in Henderson County, Tennessee, with funds obtained through the attraction of savings deposits, primarily transaction accounts, and certificate accounts with terms of 18 months or less. The Bank also makes construction loans on single-family residences, savings account loans, and second mortgage consumer loans. In the past years, the Bank has made a limited number of loans on multi-family and commercial real estate. The Bank also purchases mortgage-backed securities, and invests in other liquid investment securities when warranted by the level of excess funds. In the early 1980's, the Bank made and began to emphasize the origination of adjustable-rate mortgage loans. However, due to customer preference for fixed-rate mortgage loans, the Bank has been unable to originate a significant number of adjustable-rate loans in recent years. The Bank will continue to offer and make loans with adjustable rates, as the market allows, although the residential loans originated by the Bank in recent months have been mostly short-term balloon loans with terms of one, three, five and seven years. However, it is expected that a significant percentage of the Bank's assets will continue to be invested in mortgage-backed securities and other liquid investment securities.

                                                      7
                 COMMUNITY NATIONAL CORPORATION

                  NOTES TO FINANCIAL STATEMENTS
                           (UNAUDITED)

                       SEPTEMBER 30, 1997


NOTE 2 - STOCK CONVERSION AND REORGANIZATION

PURPOSES OF THE STOCK CONVERSION AND REORGANIZATION

     In their decision to pursue the Stock Conversion and Reorganization, the Mutual Holding Company and the Bank considered the various advantages of a stock holding company form of organization including : (1) a stock holding company's ability to diversify the Company's and the Bank's business activities; (2) the larger capital base of a stock holding company; (3) the enhancement of the Company's future access to capital markets; (4) the increase in the number of outstanding shares of publicly traded stock (which may increase the liquidity of the Common Stock); and (5) the greater flexibility in structuring acquisitions. In addition, the Mutual Holding Company and the Bank considered various regulatory uncertainties associated with the mutual holding company structure, as well as the general uncertainty regarding the future of the thrift charter.

DESCRIPTION OF THE STOCK CONVERSION AND REORGANIZATION

     On April 12, 1997, the Boards of Directors of the Bank and the Mutual Holding Company adopted the Plan (which was subsequently adopted, as amended) and in July 1997 the Bank organized the Company under Tennessee law as a first-tier wholly owned subsidiary. Pursuant to the Plan: (I) the Mutual Holding Company will convert to an interim federal stock savings bank and simultaneously will merge with and into the Bank; (ii) the Mutual Holding Company will cease to exist and the 135,000 shares of the outstanding Bank Common Stock held by the Mutual Holding Company will be canceled; and (iii) a second interim savings association ("Interim") formed by the Company solely for such purpose will become a wholly owned subsidiary of the Company operating under the name "Lexington First Federal Savings Bank" and the outstanding Public Bank Shares, which amounted to 87,993 shares or 39.46% of the outstanding Bank Common Stock at October 21, 1997, will be converted into the Exchange Shares pursuant to a ratio (the "Exchange Ratio"), which will result in the holders of such shares (the "Public Stockholders") owning in the aggregate approximately 31.86% of the Common Stock to be outstanding upon the completion of the Stock Conversion and Reorganization (i.e., the Conversion Stock and the Exchange Shares), before giving effect to: (I) the exercise of dissenter's rights of appraisal by the holders of any shares of Bank Common Stock; (ii) the payment of cash in lieu of issuing fractional Exchange Shares; and (iii) any shares of Conversion Stock purchased by the Bank's stockholders in the Offerings. The Exchange Ratio reflects an adjustment for a special $5.00 per share dividend paid on Public Bank Shares and waived by the Mutual Holding Company in 1994.

NOTE 3 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements, (except for the statement of financial condition at December 31, 1996, which is audited) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all information and footnotes required by generally

                                                              8
                COMMUNITY NATIONAL CORPORATION

                 NOTES TO FINANCIAL STATEMENTS
                          (UNAUDITED)

                      SEPTEMBER 30, 1997


NOTE 3 - BASIS OF PRESENTATION (CONT.)

accepted accounting principles for complete financial statements. In the opinion of management all adjustments (none of which were other than normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. The financial statements of the Company are presented on a consolidated basis with those of Lexington First Federal Saving Bank. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results of operations that may be expected for the year ended December 31, 1997.

The accounting policies followed are as set forth in Note 1, of the Note to Financial Statements in the 1996 Lexington First
Federal Mutual Holding Company consolidated financial statements.

NOTE 4 - REGULATORY CAPITAL REQUIREMENTS

     The following is a reconciliation of capital amounts for the Savings Bank at September 30, 1997, to the regulatory capital requirements of the bank: (in thousands)

                                                                          To Be Well
                                                                       Capitalized Under
                                                    For Capital        Prompt Corrective
                                  Actual         Adequacy Purposes     Action Provision
                            ------------------   ------------------   -------------------
                              Amount    Ratio      Amount    Ratio      Amount    Ratio
                            ----------  ------   ----------  ------   ----------  -------
Total Capital               $4,214,000  30.61%   $1,101,000  >=8.0%   $1,377,000  >=10.0%
(to Risk Weighted Assets)

Tier 1 Capital               4,052,000  29.43%   $  551,000  >=4.0%   $  826,000  >=6.0%
(to Risk Weighted Assets)

Tier 1 Capital               4,052,000  14.93%   $1,085,000  >=4.0%   $1,357,000  >=5.0%
(to Average Assets)

At September 30, 1997, the institution is in the "well-capitalized" category.

                                                              9
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Lexington is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Henderson County and surrounding counties in West Tennessee. To a lesser extent, Lexington also originates construction loans, land loans and consumer loans. It also has a significant amount of investments in mortgage-backed securities United States Government and federal agency obligations, and tax exempt securities.

     The profitability of Lexington depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing deposits and borrowings. Lexington's net income also is dependent, to a lesser extent, on the level of its noninterest income and its non-interest expenses, such as compensation and benefits, occupancy and equipment, insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1997 AND
DECEMBER 31, 1996

     Lexington First's total assets increased $1.9 million or 7.7% from $25.6 million at December 31, 1996 to 27.5 million at September 30, 1997. The increase in total assets during the nine-month period ended September 30, 1997 was principally the result of an increase in net loans receivable of $1.7 million or 6.8% from $16.2 million to $17.9 million.

     The allowance from loan losses totaled $162,000 at September 30, 1997 and $141,000 at December 31, 1996. As of those dates Lexington First had loans over ninety-one days delinquent of $206,000 and $114,000 respectively at September 30, 1997 and December 31, 1996 in its portfolio. There were no loans charged off or recoveries of previous loan losses during the nine months ended September 30, 1997. The determination of the allowance for loan losses is based on management's analysis, performed on a monthly basis, of various factors, including the market value of the underlying collateral, growth and composition of the loan portfolio, the relationship of the allowance for loan losses to outstanding loans, historical loss experience, delinquency trends, and prevailing economic conditions. Although management believes its allowance for loan losses is adequate, there can be no assurance that additional allowances will not be required or that losses on loans will not be incurred. Lexington First has had minimal losses on loans in prior years. At September 30, 1997 the ratio of the allowance for loan losses to net loans was .90% as compared to .86% at December 31, 1997.

     During the nine months period ended September 30, 1997, total liabilities increased $1.7 million or 7.7%. This increase was primarily the result of an increase of $1.6 million or 7.9% in deposits. Management is continually evaluating the investment alternatives available to Lexington First's customers, and adjusts the pricing on its savings products to maintain and improve its existing deposit base.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

     General. Lexington First had net income of $198,000 for the nine month ended September 30, 1997, compared to net income of $129,000 for 1996. Net interest income increased $5,000. Non-interest income increased $47,000, while non-interest expense decreased $58,000.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


     NET INTEREST INCOME. Net interest income increased by $5,000 or 0.8% for the nine months ended September 10, 1997 compared to the nine months ended September 10, 1996.

     INTEREST INCOME. Interest income increased by $3,000 from $1,509,000 to $1,512,000 or .2% for the nine months ended
September 30, 1997 compared to the nine-month period ended
September 30, 1996.

     INTEREST EXPENSE. The balances as of September 30, 1997 and 1996 are comparable.

     PROVISION FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation considers numerous factors including, general economic conditions, loan portfolio composition, prior loss experience, the established fair value of the underlying collateral and other factors that warrant recognition in providing for an adequate loan loss allowance.

     No actual losses occurred during the nine months ended
September 30, 1997 and 1996. Loans past due 91 days or more amounted to $206,000 at June 30, 1997.

     NON-INTEREST INCOME. The $47,000 increase in non-interest income in 1997 compared to 1996 was primarily attributable to an increase in service charges of $45,000. This increase was realized by the institution of additional service charges in the latter part of 1996 such as an insufficient funds (NSF) charge of $10, later increased to $20.

     NON-INTEREST EXPENSE. The $59,000 decrease in non-interest expenses in 1997 compared to 1996 was primarily attributable to the $128,000 special SAIF assessment paid during September 1996. The assessment rate for the special assessment was 65.7 basis points on deposits, compared to 1.625 basis points per quarter assessment in 1997. This decrease was partially offset by an increase in compensation and benefits of $55,000 in 1997 over 1996. This increase was primarily composed of a six months salary bonus totaling $20,000 paid to an officer that retired March 1997 as additional compensation for her many years of service and the addition of three employees hired in 1997 with salaries totaling $28,000 for the nine months ended September 30, 1997.

     INCOME TAXES. Lexington's effective tax rate for the nine months ended September 30, 1997 and 1996 was 37.2% and 36.7%, respectively. The increase in income tax expense of $42,000 was due to the increase in income in 1997 compared to 1996.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996

     GENERAL. Lexington First had net earnings of $64,000 for the three month ended September 30, 1997, compared to a net loss of $15,000 for 1996. Net interest income after provision for loan losses for 1997 and 1996 is comparable. Non-interest income increased $20,000, while non-interest expense decreased $106,000.

     NON-INTEREST INCOME. The $20,000 increase in non-interest income in 1997 compared to 1996 was primarily attributable to an increase in service charges of $20,000. This increase was realized by the institution of additional service charges in the latter part of 1996 such as an insufficient funds (NSF) charge of $10, later increased to $20.

                                                             11
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1997 AND 1996.(CONT.)

     NON-INTEREST EXPENSE. The $106,000 decrease in non-interest expense in 1997 compared to 1996 was primarily attributable to the $128,000 special SAIF assessment paid during September 1996. The assessment rate for the special assessment was 65.7 basis points on deposits, compared to 1.625 basis points per quarter assessment in 1997. This decrease was partially offset by an increase in compensation and benefits of $16,000 in 1997 over 1996. This increase was primarily composed of three employees hired in 1997 with salaries totaling $14,000 for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Lexington First's primary sources of funds consists of deposits, repayment of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, and funds provided from operations. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predicable sources of funds, deposit flows and loan repayments are greatly influenced by the general level of interest rates, economic conditions and competition. Lexington First uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses. Management believes that proceeds from the stock sale, loan repayments and other sources of funds will be adequate to meet Lexington First's liquidity needs for the immediate future.

     Lexington First is required to maintain minimum levels of liquid assets as defined by the OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio became 4% effective November 24, 1997. The Company has historically maintained a level of liquid assets in excess of regulatory requirements. Lexington First's liquidity ratio at September 30, 1997 was 20%.

IMPACT OF INFLATION AND CHANGING PRICES

     The Financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without considering changes in the relative purchasing power of money over time because of inflation.
Unlike most industrial companies, virtually all of the assets and liabilities of Lexington First are monetary in nature. As a result, interest rates have a more significant impact on Lexington First's performance than the effects of general levels of inflation. Interest rates do not necessarily move in same direction or in the same magnitude as the prices of goods and services.

                  COMMUNITY NATIONAL CORPORATION

                    PART II - OTHER INFORMATION



ITEM 1:   Legal Proceedings

          None.

ITEM 2:   Changes in Securities

          Not Applicable.

ITEM 3:   Defaults Upon Senior Securities

          Not Applicable.

ITEM 4:   Submission of Maters to a Vote of Security Holders.

          Not Applicable

ITEM 5:   Other Information.

          None

ITEM 6:   Exhibits and Reports on Form 8-K.

          Exhibit 27 - Financial Data Schedule


     SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Lexington First Federal
                                     Mutual Holding Company

                                   Registrant

Date: December 9, 1997             /s/ Howard Tignor
                                   __________________________
                                   Howard Tignor, President