Form 10KSB
period 1997-12-31
COMMUNITY NATIONAL CORP /TN
filed 1998-03-23
CIK 1042726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(MARK ONE)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------     ---------------

                          Commission File No. 0-23411



                        COMMUNITY NATIONAL CORPORATION
                        ------------------------------
                (Name of small business issuer in its charter)


          Tennessee                                    62-1700975
---------------------------------                ----------------------
 (STATE OR OTHER JURISDICTION                      (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NUMBER)

19 Natchez Trace Drive, Lexington, Tennessee             38351
--------------------------------------------           ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)



        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 968-6624
                                                        --------------

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE



          Securities registered pursuant to Section 12(g)of the Act:
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE
                    ---------------------------------------
                               (Title of Class)


Check whether the issuer (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Check here if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the fiscal year ended December 31, 1997 were $2,149,580.

Based on the most recent sale of the common stock at a price of $11.5625 per share, the aggregate market value of the voting stock held by non-affiliates on March 10, 1998 was $7,135,149. For purposes of this calculation, it is assumed that directors, officers and the Company's Management Recognition Plan are affiliates. On such date, 712,866 shares of the common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]   No [X]


                      DOCUMENTS INCORPORATED BY REFERENCE



     1. Portions of the 1997 Annual Report to Stockholders for the year ended December 31, 1997
          (Parts I and II)

     2. Portions of Proxy Statement for the 1998 Annual Meeting of Stockholders (Part III)

                                    PART I


ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

GENERAL


     THE COMPANY.   Community National Corporation (the "Company") was organized under the laws of the State of Tennessee in July 1997 at the direction of the Board of Directors of Lexington First Federal Savings Bank ("Lexington First") in connection with the second step conversion of Lexington First Federal Mutual Holding Company and the reorganization of Lexington First as a subsidiary of the Company (the Stock Conversion"). On December 11, 1997, the Stock Conversion was consummated and the Company completed its initial public offering of its common stock. A total of 485,759 shares were sold at $10.00 per share. Net proceeds from the offering amounted to approximately $4.5 million. Immediately following the Stock Conversion, Lexington First converted from a federal stock savings bank to a national bank (the "Bank Conversion") known as Community National Bank of Tennessee (the "Bank"). Unless otherwise stated herein, references to the Bank refer to the Bank and its predecessor, Lexington First. The Company is registered with and subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA").

     The Company's principal business is overseeing the business of the Bank and investing the portion of the net proceeds, from its initial public offering retained by it. The Company has no significant assets other than the outstanding capital stock of the Bank and the portion of the net proceeds from the Stock Conversion offering retained by the Company. The Company has no
significant liabilities.    Accordingly, the information set forth herein,
relates primarily to the Bank. At December 31, 1997, the Company had consolidated total assets of $31.2 million, deposits of $21.4 million and stockholders' equity of $8.6 million.

     The Company's principal executive office is located at the home office of the Bank at 19 Natchez Trace Drive, Lexington, Tennessee 38351, and its telephone number is (901) 968-6624.

     THE BANK.   Until February 1997, the Bank's primary business, as conducted through its office located in Lexington, Tennessee, was the origination and holding of mortgage loans secured by single-family residential real estate located primarily in Henderson County, Tennessee, with funds obtained primarily through the attraction of savings deposits, certificate accounts with terms of 18 months or less, and Federal Home Loan Bank ("FHLB") advances. The Bank historically made long-term fixed rate loans, fixed-rate balloon loans and a limited amount of adjustable-rate loans. The Bank also made some construction loans on single-family residences, savings account loans, and second mortgage consumer loans. The Bank purchased mortgage-backed securities, and invested in other liquid investment securities.

     Beginning in February 1997, the Bank's emphasis shifted to full service banking, diversification of the loan portfolio, the origination of long term fixed rate mortgage loans solely for sale in the secondary market, and the offering of a greater variety of transaction accounts. Current Bank policy restricts fixed rate loans to five years with limited exceptions. To reduce and control interest rate risk, variable rate loans, short term loans and balloon loans of one, two, three and five years are emphasized. The Bank's emphasis is the diversification in the portfolio with quality consumer and commercial loans in order to both reduce and control interest rate risk, and to increase the interest rate spread.

     COMMUNITY NATIONAL BANK BRANCH. A new full service, high visibility branch office is under construction at 435 West Church Street in Lexington, Tennessee, with an anticipated opening date of May 1, 1998. The branch will have two drive-up windows, three inside teller stations, two offices, and two desks in the lobby. The projected completed cost for the branch is estimated to be approximately $500,000. The branch will be initially staffed with one loan officer and three tellers/customer service representatives. The Bank has been and is continuing to be structured to offer full service banking and to compete on an equal basis with traditional full service banks.

MARKET AREA

     The Bank's market area comprises all of Henderson County and portions of the neighboring counties of Decatur, Carroll, Madison and Chester in southwestern Tennessee. The market area is rural with the principal segment of the work force employed in semi-skilled and unskilled jobs. Employment in these rural communities or areas is largely in manufacturing, with significant employment also coming from services, retail sales, transportation, utility and construction industries. A significant number of people are employed in Madison County (sometimes referred to as the hub of West Tennessee), which is in the western part of the Bank's market area. Major employers in the area include Magnetek, Johnson Controls, Dayco/Mark IV Automotive, Columbus-McKinnon and Auto Zone.

     Tennessee's largest park, Natchez Trace State Park, with over 43,000 acres, has its headquarters in Henderson County. The Park is located in parts of four counties. The Park, along with the Beech River Watershed Development Authority, which operates seven lakes, provides Henderson County with numerous jobs and is an attraction for tourists in the use of facilities for boating, hunting, fishing, camping and the activities associated with open space and water.

LENDING ACTIVITIES

     GENERAL. The Bank, through its office in Lexington, Tennessee, had primarily originated single-family residential real estate loans up to February 1, 1997. From February through December 31, 1997, consumer and commercial loans totaling $3,096,123 were originated. At December 31, 1997, $16,666,805 or 79.83% of the Bank's gross loan portfolio consisted of single-family residential mortgage loans, as compared to 93.9% of the gross loan portfolio at December 31, 1996. In the past the Bank had made fixed rate mortgage loans of ten, fifteen, twenty and thirty years, resulting in above average interest rate risk. Current Bank policy restricts fixed rate loans to five years with limited exceptions. The reduction and control of interest rate risk, and the origination of variable rate loans, short term loans and balloon loans of one, two, three and five years are emphasized. Diversification of the portfolio with emphasis on consumer and commercial lending will continue in order to both reduce and control interest rate risk and to increase the interest rate spread. In 1997 the Bank prepared to originate long-term fixed rate mortgage loans to be sold in the secondary market. The Bank does not originate such loans without a forward commitment in place for sale, and such loans will not be held in the Bank's loan portfolio. The Bank also makes construction loans on residential and commercial properties. The Bank is offering full lending services covering the lending needs of the community with emphasis on, and soliciting of, loans of average to above average quality in both the consumer and commercial sector.

ANALYSIS OF LOAN PORTFOLIO


     Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.



                                                AT DECEMBER 31,
                                      ----------------------------------
                                            1997             1996
                                      ----------------   ---------------

                                      AMOUNT      %      AMOUNT      %
                                      ------    ------   ------    ------

                                              (DOLLARS IN THOUSANDS)
Type of Loan:
-------------
Real estate loans:

  One- to four-family...............  $16,599    82.85%  $15,543   93.90%

   Commercial loans.................       26     0.13       164    0.99
Construction loans:

 One- to four-family................      282     1.41       550    3.32

Consumer loans:

  Savings account...................      561     2.80       296    1.79
  Automobile........................      302     1.51        --      --

  Other consumer....................      564     2.82        --      --
Commercial business loans...........    1,700     8.48        --      --
                                      -------   ------   -------   -----

                                       20,034   100.00%   16,553  100.00%
                                      =======            =======

Less:

  Loans in process..................      272                180

  Deferred loan fees and discounts..       23                 27

  Allowance for loan losses.........      195                141
                                      -------            -------

    Total...........................  $19,544            $16,205
                                      =======            =======


     LOAN MATURITY SCHEDULE. The following table sets forth certain information at December 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.



                                                  DUE AFTER      DUE AFTER      DUE AFTER       DUE AFTER
                               DUE DURING THE     1 THROUGH      3 THROUGH      5 THROUGH       10 THROUGH    DUE AFTER 20
                                 YEAR ENDING    3 YEARS AFTER  5 YEARS AFTER  10 YEARS AFTER  20 YEARS AFTER  YEARS AFTER
                                DECEMBER 31,    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   DECEMBER 31,
                                    1998            1997           1997            1997            1997           1997       TOTAL
                               ---------------  -------------  -------------  --------------  --------------  ------------  -------
                                                                         (IN THOUSANDS)

Real estate mortgage loans:

   One- to four-family.......     $1,732           $ 266         $3,895          $4,893          $4,452         $1,361      $16,599

   Commercial................         26              --             --              --              --             --           26
 Construction loans:
   One- to four-family.......        282              --             --              --              --             --          282
 Consumer loans:
   Savings account...........        554               7             --              --              --             --          561
   Other consumer............        591             168            107              --              --             --          866
Commercial business loans....        672              20            786             222              --             --        1,700
                                  ------           -----  -------------  --------------  --------------   ------------      -------
       Total.................     $3,857           $ 461         $4,788          $5,115          $4,452         $1,361      $20,034
                                  ======           =====  =============  ==============  ==============   ============      =======




     The next table sets forth at December 31, 1997, the dollar amount of all loans due one year or more after December 31, 1997 which have predetermined interest rates and have floating or adjustable interest rates.


                                                FIXED RATE  ADJUSTABLE RATE
                                                ----------  ---------------
                                                         (IN THOUSANDS)


Real estate loans:
 One- to four-family............                   $15,926       $  673
 Commercial.....................                        26           --
Construction:
 One- to four-family residential..                     282           --
Consumer loans:
 Savings accounts...............                        29          532
 Other consumer loans...........                       640          226
Commercial business loans.........                   1,700           --
                                                   -------       ------
 Total........................                     $18,603       $1,431
                                                   =======       ======

     ONE TO FOUR FAMILY RESIDENTIAL REAL ESTATE LENDING. The mortgage loans originated by the Bank are primarily conventional mortgage loans, originated in amounts of less than $100,000, secured by single-family properties located in the Bank's market area. As of December 31, 1997, loans on single-family residential properties accounted for approximately 79.84% of the Bank's loan portfolio.

     The Bank's mortgage loan originations had previously been for terms of 10, 15 and 20 years, amortized on a monthly basis with interest and principal due each month. Beginning in 1997, the Bank has emphasized the origination of balloon loans with one, three and five year terms, as well as other short-term and variable rate loans. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or purchase price of the property.

     The Bank historically had retained all adjustable rate mortgages it originated, which are designed to reduce the Bank's exposure to changes in interest rates. The Bank's adjustable rate mortgages include caps on increases or decreases of 2% per year, based on an index tied to the prime rate as published in the Wall Street Journal. The Bank has made very few adjustable rate mortgage loans within the past few years, as there has been, and there continues to be little demand for these mortgages in the Bank's market area.

     The Bank also originates conventional fixed rate long-term mortgages for sale in the secondary market. Although the Bank had, in past years, retained these loans for its own portfolio, the Bank plans to sell all future conventional long-term fixed rate mortgages in the secondary market. During the year ended December 31, 1997 and 1996, the Bank originated $4.5 million and $4.7 million in fixed rate mortgages, respectively, while $800,000 and $2.4 million in mortgage loans during such periods, respectively, were paid off, due to loans which were refinanced during those periods.

     CONSTRUCTION LENDING. The Bank engages in a limited amount of construction lending, involving loans to qualified borrowers for construction of single-family residential properties. These properties are primarily located in the Bank's market area. As of December 31, 1997, the Bank's loan portfolio included eight construction loans, totaling $282,000, all of which were to convert to permanent loans. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspection warrants. Construction loans can have either fixed or adjustable interest rates, and as permanent loans, have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements that apply to permanent mortgage loan financing.

     Loans involving construction financing present a greater level of risk than loans for the purchase of existing homes, since collateral value and construction costs can only be estimated at the time the loan is approved, and actual costs may exceed these estimates. The Bank has sought to minimize this risk by limiting construction lending to qualified borrowers in the Bank's market area and by limiting the number of construction loans outstanding at any time.

     COMMERCIAL BUSINESS AND COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. Historically, the Bank has engaged in very little commercial real estate lending, except to facilitate the sale of real estate owned. The Bank, at December 31, 1997, had in its portfolio commercial real estate loans totaling $26,000. The Bank will consider making any such loans that meet the Bank's underwriting standards, in keeping with its goals of meeting the credit needs of the community by seeking high quality business and commercial and multi-family real estate loans. The Bank has no multi-family real estate loans at this time. All commercial real estate loans were current as of December 31, 1997.

     As part of its strategy to become more active in commercial banking activities, the Bank expects that it will become significantly more involved in commercial real estate and commercial business lending in its market area. Subject to market conditions and demand, the Bank expects to originate loans to small retail, commercial, agricultural and manufacturing businesses in Henderson County, Tennessee. Since President Tignor joined the Bank, the Bank has originated or agreed to loan commitments for various commercial business and commercial real estate loans in the local market area. Total commercial business loans outstanding as of December 31, 1997 were $1.7 million, the largest of which was for $372,000. The Bank plans to continue solicitation of commercial loans.

     Multi-family residential and commercial real estate lending, as well as commercial business lending, entail significant additional risks as compared with single-family residential property lending. Multi-family residential and commercial real estate loans, as well as commercial business lending, typically involve larger loan balances to single borrowers or groups of related borrowers. The payment experience on such loans typically is dependent on the successful operation of the real estate project, retail establishment or business. These risks can be significantly affected by supply and demand conditions in the market for office, retail and residential space, or the profitability of the business and, as such, may be subject to a greater extent to adverse conditions in the economy generally. To minimize these risks, the Bank generally limits itself to its market area or to borrowers with which it has prior experience or who are otherwise known to the Bank. In addition, in the case of commercial mortgage loans or commercial business loans made to a partnership or a corporation, the Bank seeks, whenever possible, to obtain personal guarantees and annual financial statements of the principals of the partnership or corporation.

     CONSUMER LENDING. The Bank makes savings account loans in amounts which may not exceed the account balance (plus accrued interest) at the due date. The interest rate is set 2% above the rate being paid on the savings account, and the account must be pledged as collateral to secure the loan.

     The Bank also makes second mortgage loans and home equity lines of credit on residential properties. Second mortgages may be made at the prevailing interest rate at the time the loan is granted or may be structured as a variable rate line of credit. The total outstanding indebtedness of the first and second mortgages cannot exceed 90% of the appraised value of the property.

     The Bank intends to significantly expand its consumer lending to include automobile loans and personal loans. Consumer lending affords the Bank the opportunity to earn yields higher than those obtainable on single-family residential lending. However, consumer loans entail greater risk than do residential mortgage loans, particularly in the case of loans which are unsecured or secured by rapidly depreciable assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by events such as job loss, divorce, illness or personal bankruptcy. Further, the application of various state and federal laws, including federal and state bankruptcy and insolvency law, may limit the amount which may be recovered. In underwriting consumer loans, the Bank considers the borrower's credit history, an analysis of the borrower's income and ability to repay the loan, and the value of the collateral.

     LOAN ORIGINATIONS, SOLICITATION AND PROCESSING. Loan origination are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. In addition, the Bank is aggressive in its loan advertising. Real estate loans are originated by the Bank's staff of salaried loan officers. Applications are processed in the Bank's office, and submitted for approval, as noted below.

     Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by an Bank appraiser or a fee appraiser approved by the Bank. The Board of Directors of the Bank has the responsibility and authority for general supervision over the lending policies of the Bank. The Board has established written lending policies for the Bank and individual loan officers of the Bank have been granted authority to approve loans up to varying specified dollar amounts, depending upon the type of loan. In addition, the Officer's Loan Committee, currently comprised of three loan officers, has the authority to approve loans of up to $200,000. All loans in excess of $200,000 are approved by the Loan Committee consisting of the full Board of Directors. Loan applicants are promptly notified of the decision of the Bank.

     It is the Bank's policy to record a lien on the real estate securing a loan and to obtain a title opinion that the property is free of prior encumbrances and other possible title defects. Borrowers must also obtain hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, pay flood insurance policy premiums.

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a national bank to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $977,000 at December 31, 1997. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Set forth below is a table showing the Bank's loan origination and loan sales activity for the periods indicated. The Bank did not purchase loans during these periods.


                                 YEAR ENDED DECEMBER 31,
                                ------------------------

                                 1997              1996
                                -------          -------
                                      (IN THOUSANDS)

Loans originated:
  Real estate loans:
   One- to four-family........  $4,473            $3,203
   Multi-family...............      --                --
   Commercial.................      --                35
 Construction loans:
   One- to four-family........     755               938
   Multi-family residential...      --                --
  Consumer loans:
   Savings account............     417               297
   Other consumer.............   1,435                --
  Commercial business loans...   1,796
                                ------
    Total loans originated....  $8,876            $4,473
                                ======            ======

Loans sold....................  $  390            $   --
                                ======            ======


     INTEREST RATES AND LOAN FEES. Interest rates charged by the Bank on mortgage loans are primarily determined by competitive loan rates offered in its market area. Mortgage loan interest rates reflect factors such as general market interest rate levels, the supply of money available to the financial institutions industry and the demand for such loans. These factors are in turn affected by general economic conditions, the monetary policies of the Federal government, including the Federal Reserve Board, and general supply of money in the economy.

     In addition to interest earned on loans, the Bank receives fees in connection with loan commitments and originations, loan modifications, late payments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans originated, which in turn is dependent on prevailing mortgage interest rates and their effect on the demand for loans in the markets served by the Bank. The Bank hopes to increase its loan fee income by emphasizing the origination and immediate sale of fixed-rate loans in the secondary mortgage market.

     NON-PERFORMING LOANS AND OTHER PROBLEM ASSETS. Management reviews the Bank's portfolio on a regular basis. The Bank's collection procedures provide that when a loan becomes past due 30 days, the borrower is contacted in person, by telephone, or mail and payment is requested. If payment is not promptly received, the borrower is contacted again, and efforts are made to formulate an affirmative plan to cure the delinquency. After a loan becomes past due 90 days, the Bank generally initiates legal proceedings. After residential mortgage loans become past due more than 90 days, the Bank generally establishes an allowance for uncollectible interest for the amount which the principal balance and uncollected interest exceeds 90% of the appraised value of the property. Loans are charged off when management concludes that they are uncollectible.

     Real estate acquired by the Bank as a result of foreclosure is classified as real estate owned until such time as it is sold. When such property is acquired, it is recorded at the lower of its unpaid principal balance or fair value. Any required write-down of the loan to its fair value upon foreclosure is charged against the allowance for loan losses.

     The following table sets forth information with respect to the Bank's non-performing loans and other problem assets at the dates indicated. No loans were recorded as restructured loans within the meaning of Statement of Financial Accounting Standards No. 15, at the dates indicated.



                                                      AT DECEMBER 31,
                                                   ----------------------
                                                   1997             1996
                                                   -----            -----
                                                   (DOLLARS IN THOUSANDS)

Loans accounted for on a nonaccrual basis: (1)
 Real estate:
   One- to four-family...........................  $ 248            $ 114
   Other mortgage loans..........................     --               --
 Consumer loans..................................     --               --
Commercial business loans........................     --               --
                                                   -----            -----
    Total........................................  $ 248            $ 114
                                                   =====            =====

Accruing loans which are contractually
   past due 90 days or more:
Real estate loans:
   One- to four-family...........................  $  --           $   --
   Other mortgage loans..........................     --               --
                                                   -----            -----
    Total........................................  $  --            $  --
                                                   =====            =====

    Total non-performing loans...................  $ 248            $ 114
                                                   =====            =====
Percentage of total loans........................   1.26%            0.69%
                                                   =====            =====
Other non-performing assets......................  $  --            $  --
                                                   =====            =====
Loans modified in troubled debt  restructurings..  $  --            $  59
                                                   =====            =====
-----------------

(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

     At December 31, 1997, the Bank did not have any loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or restructured.

     At December 31, 1997, the Bank's non-accruing loans totaled $248,000 which consisted entirely of residential loans with balances outstanding ranging from $3,000 to $45,000.

     ASSET CLASSIFICATION AND ALLOWANCE FOR LOSSES. Federal regulations require national banks to classify their assets on the basis of quality on a regular basis. An asset is classified as "substandard" if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "special mention" designation, described as assets which do not currently expose a national bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a national bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a national bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a bank's classifications. If a bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Manager of the OCC. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1997, the Bank had $306,000 in classified assets, which consisted of $306,000 in assets classified as substandard, no assets classified as doubtful and no assets classified as loss.

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the
quality of the security for the loan.   General allowances are made pursuant to
management's assessment of the risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate, or to provide specific loss reserves when necessary. In addition, following the Bank Conversion, the Bank has increased its portfolio of consumer and commercial loans which carry a higher risk of default than mortgage loans. The Bank performs a quarterly analysis of the loans originated, its loan portfolio and the characteristics of that portfolio in order to determine the proper amount to add to its loan loss provisions. Based on these factors, the Bank contributed to its general loan loss reserve by adding an allowance of $54,000 for the year ended December 31, 1997, to the loan loss reserve account. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions vary from the assumptions used in making the initial determinations.

     OCC policy requires maintenance of an adequate allowance for loan and lease losses and an effective loan review system. This policy includes an arithmetic formula for checking the reasonableness of an institution's allowance for loan loss estimate compared to the average loss experience of the industry as a whole. Examiners will review an institution's allowance for loan losses and compare it against the sum of: (i) up to 60% of the portfolio that is classified doubtful; (ii) up to 25% of the portfolio that is classified as substandard; and
(iii) for the portions of the portfolio that have not been classified (including those loans designated as special mention), estimated credit losses over the upcoming 12 months given the facts and circumstances as of the evaluation date. This amount is considered neither a "floor" nor a "safe harbor" of the level of allowance for loan losses an institution should maintain, but examiners will view a shortfall relative to the amount as an indication that they should review management's policy on allocating these allowances to determine whether it is reasonable based on all relevant factors.

     The following table sets forth an analysis of activity in the Bank's allowance for loan losses for the periods indicated.


                                            YEAR ENDED DECEMBER 31,
                                            -----------------------

                                             1997             1996
                                            ------           ------
                                             (DOLLARS IN THOUSANDS)

Balance at beginning of period..........     $141             $123

Loans charged off:
   Real estate mortgage:
       One- to four-family..............        --              12
       Multi-family.....................        --              --

   Consumer:
       Savings account..................        --              --
   Commercial business loans............        --              --
                                           -------         -------
Total charge-offs.......................   $    --         $    12
                                           -------         -------

Recoveries:
   Real estate mortgage:
       One- to four-family..............   $    --         $    --
       Multi-family.....................        --              --
       Commercial.......................        --              --
   Consumer.............................        --              --
   Commercial business loans............        --              --
                                           -------         -------
Total recoveries........................   $    --         $    --
                                           -------         -------

Net loans charged off...................   $    --         $    12
                                           -------         -------

Provision for loan losses...............        54              30
                                           -------         -------

Balance at end of period................   $   195         $   141
                                           =======         =======

Ratio of net charge-offs to average
   loans outstanding during the period..    0.0000%         0.0696%
                                           =======         =======


     In originating loans, the Bank recognizes that credit losses will occur and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. It is management's policy to maintain a general allowance for loan losses based on, among other things, regular reviews of delinquencies and loan portfolio quality, character and size, the Bank's and the industry's historical and projected loss experience and current and forecasted economic conditions. The Bank increases its allowance for loan losses by charging provisions for possible losses against the Bank's income. Federal examiners may disagree with the savings institution as to the appropriate level of the institution's allowance for loan losses.

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral.

Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or provide specific loan losses when necessary. As of December 31, 1997, the Bank's allowance for loan losses did not include any specific loss reserves. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table allocates the Bank's allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                                         AT DECEMBER 31,
                                      -------------------------------------------------------
                                                1997                          1996
                                      -------------------------    --------------------------
                                                    PERCENT OF                    PERCENT OF
                                                     LOANS IN                      LOANS IN
                                                    CATEGORY TO                   CATEGORY TO
                                      AMOUNT        TOTAL LOANS      AMOUNT       TOTAL LOANS
                                    ----------      -----------    ----------     -----------
                                                        (DOLLARS IN THOUSANDS)

Real estate loans:
   One- to four-family.........         $106          79.83%         $ 79            93.90%
   Commercial..................            6           3.15            12             0.99
   Construction................            3           1.41            --             3.32

Consumer loans:
 Savings account...............           --           2.80            --             1.79
 Automobile....................            3           1.51            --               --
 Other consumer loans..........            7           2.82            --               --
Commercial business loans......           20           8.48            --               --
Unallocated....................           50             --            50               --
                                        ----         ------   -----------           ------
   Total.......................         $195         100.00%         $141           100.00%
                                        ====         ======   ===========           ======


     INVESTMENT ACTIVITIES. The general objectives of the Bank's investment policy are to (i) maintain liquidity levels sufficient to meet the operating needs of the Bank and applicable regulatory requirements, (ii) minimize interest rate risk by managing the repricing characteristics of the Bank's assets and liabilities, (iii) reduce credit risk by maintaining a balance of high quality diverse investments, (iv) absorb excess liquidity when loan demand is low and/or deposit growth is high, (v) maximize returns without compromising liquidity or creating undue credit or interest rate risk and (vi) provide collateral for pledging requirements. The Bank's investment activities are conducted by senior management and supervised by the Board of Directors. Investments are governed by an investment policy adopted by the Board, which currently provides for maintenance of an investment portfolio for the purposes of providing earnings, ensuring a minimum liquidity reserve and facilitating the Bank's asset/liability management objectives (e.g., limiting the weighted average terms to maturity or repricing of the Bank's interest-earning assets). In accordance with the policy, management has primarily invested in government and agency securities backed by the full faith and credit of the United States, mortgage-backed securities and participation certificates issued by the Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Bank ("FNMA") or Government National Mortgage Bank ("GNMA"), federal funds sold and, to a lesser extent, federally insured interest-bearing deposits in other banks.

     The Bank holds some of its securities to maturity and others are available for sale. Securities held to maturity are accounted for at cost as adjusted for unamortized discounts and premiums, while securities available for sale are carried at fair value. At December 31, 1997, the fair value of such securities, including mortgage-backed securities was greater than the carrying value by
$38,000.   The amortized cost of the available-for-sale securities held by the
Bank exceeded the market value of such securities by $9,000 at December 31, 1997. The Bank does not currently foresee any conditions that would require any sales of its investments. For additional information, see Notes 3 and 4 of the

Notes to Consolidated Financial Statements included in the Company's 1997 Annual Report to Stockholders (the "Annual Report"), included as Exhibit 13 to this report.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.



                                                       AT DECEMBER 31,
                                                    ----------------------
                                                      1997          1996
                                                    -------       --------
                                                    (DOLLARS IN THOUSANDS)

Securities available-for-sale:
 U.S. government agencies.........................   $ 2,328      $1,296
 Obligations of state and political subdivisions..       190         506
 Mortgage-backed securities.......................     3,462       2,664
                                                     -------      ------
  Total investment securities.....................     5,980       4,466
                                                     -------      ------

Securities held-to-maturity
 U.S. government agencies.........................       500       1,600
 Obligations of state and political subdivisions..       657         657
 Mortgage-backed securities.......................       557         678
                                                     -------      ------
                                                       1,714       2,935
                                                     -------      ------

Cash and time deposits - interest bearing........      2,530       1,203
                                                     -------      ------

FHLB stock and FRB stock.........................        501         246
                                                     -------      ------
  Total..........................................    $10,725      $8,850
                                                     =======      ======


     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1997. The yields on tax-exempt securities have been computed on a fully-taxable equivalent basis.



                                    ONE              ONE TO
                                  YEAR OR             FIVE              FIVE TO            MORE THAN
                                    LESS             YEARS             TEN YEARS           TEN YEARS      TOTAL INVESTMENT PORTFOLIO
                             ----------------- ------------------  -----------------   -----------------  --------------------------
                             CARRYING AVERAGE  CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE  CARRYING  MARKET  AVERAGE
                              VALUE    YIELD    VALUE     YIELD     VALUE     YIELD     VALUE     YIELD    VALUE    VALUE    YIELD
                             -------- -------- --------  --------  --------  -------   --------  -------  --------  ------  -------
                                                                 (DOLLARS IN THOUSANDS)

Securities available for
 sale:
 U.S. government agencies..  $  895    5.58%     $500    5.88%    $  803      4.86%    $  160     6.49%   $2,358    $2,328    5.88%
 Obligations of states and
   political subdivisions..     185   10.91        --      --         --        --         --       --       185       190   10.91
 Mortgage-backed
   securities..............     105    7.70       348    7.00        196      6.24      2,795     6.15     3,444     3,462    6.29
                             ------              ----             ------               ------             ------    ------

                              1,185               848                999                2,955              5,987     5,980
                             ------              ----             ------               ------             ------    ------

Securities held-to-maturity:
U.S. government agencies...     500    5.13        --      --         --        --         --       --       500       499    5.13
Obligations of states and
   political subdivision...      --      --        --      --        397      8.18        260     8.94       657       690    8.48
 Mortgage-backed
   securities..............      --      --        --      --         --        --        557     7.38       557       563    7.38
                             ------              ----             ------               ------             ------    ------
                                500                --                397                  817              1,714     1,752
                             ------              ----             ------               ------             ------    ------
                             $1,685              $848             $1,396               $3,772             $7,701    $7,732
                             ======              ====             ======               ======             ======    ======



     For further information regarding the Bank's investment securities and mortgage-backed securities, see Notes 1, 3 and 4 of Notes to Consolidated Financial Statements in the Annual Report.

DEPOSIT ACTIVITIES AND OTHER SOURCES OF FUNDS

     GENERAL. Deposits are a significant source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and interest payments and maturing investment securities. Loan repayments and interest payments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources, or on a longer term basis for general business purposes. Following the Bank Conversion, the Bank retained access to borrow from the FHLB of Cincinnati.

     DEPOSITS. Deposits are attracted principally from within the Bank's primary market area through the offering of a variety of deposit instruments, including passbook and statement accounts and certificates of deposit ranging in term from 31 days to 24 months. Deposit account terms vary, principally on the basis of the minimum balance required, the time periods the funds must remain on deposit and the interest rate. The Bank also offers individual retirement accounts ("IRAs"). The Bank will attempt to increase its demand deposit accounts following the Conversion.

     The Bank's policies are designed primarily to attract deposits from local residents. The Bank does not accept deposits from brokers due to the volatility and rate sensitivity of such deposits. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated upon funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations. The Bank has recently paid rates slightly above prevailing market rates in order to attract deposits.

     Savings deposits in the Bank at December 31, 1997 were represented by the various types of savings programs described below.

INTEREST  MINIMUM                                                  MINIMUM           PERCENTAGE OF
  RATE     TERM              CATEGORY                              AMOUNT  BALANCES  TOTAL SAVINGS
-------- -------             --------                              ------  --------  -------------
                                                                      (DOLLARS IN THOUSANDS)

3.00%        None              Passbook accounts                   $   25   $ 1,914       8.94%
2.00         None              NOW accounts                           200       706       3.30
3.05         None              Super NOW accounts                   1,500       351       1.64
0.00         None              Noninterest-bearing checking
                                  accounts                            100       378       1.77

                               Certificates of Deposit
                               -----------------------
* 4.31        1 month or less  Fixed-term, fixed-rate                 500       155       0.72
* 4.76        3 months         Fixed-term, fixed-rate                 500       358       1.67
* 5.25        6 months         Fixed-term, fixed-rate                 500     9,245      43.17
* 5.40       12 months         Fixed-term, fixed-rate                 500     3,361      15.69
* 5.51       18 months         Fixed-term, fixed-rate                 500     3,681      17.19
* 5.35       18 months - IRA   Fixed-term, fixed-rate                 500     1,194       5.58
  5.60       24 months         Fixed-term, fixed-rate                 500        73       0.34
                                                                            -------     ------
                                                                            $21,416     100.00%
                                                                            =======     ======

_______________
* Represents weighted average interest rate.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.


                                                              INCREASE
                                BALANCE AT                 (DECREASE) FROM   BALANCE AT
                                DECEMBER 31,      % OF       DECEMBER 31,   DECEMBER 31,    % OF
                                  1997          DEPOSITS        1996            1996      DEPOSITS
                                ------------  ----------   ---------------  ------------  --------
                                                     (DOLLARS IN THOUSANDS)

Passbook and regular savings..  $ 1,914          8.94%         $    552      $ 1,362      6.60%
NOW Accounts..................      706          3.30              (382)       1,088      5.27
Super NOW.....................      351          1.64               351           --        --
Certificates of deposit.......   12,804         59.79              (125)      12,929     62.65
IRA...........................    1,194          5.58                92        1,102      5.34
Jumbo certificates............    4,069         19.00               (88)       4,157     20.14
Other.........................      378          1.77               378           --        --
                                -------        ------          --------      -------    ------

 Total........................  $21,416        100.00%         $    778      $20,638    100.00%
                                =======        ======          ========      =======    ======


     The following tables set forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.



                                    YEAR ENDED DECEMBER 31,
                              ------------------------------------
                                     1997              1996
                              -----------------  -----------------
                              AVERAGE  AVERAGE   AVERAGE  AVERAGE
                              Balance    RATE    BALANCE    RATE
                              -------  --------  -------  --------
                                     (DOLLARS IN THOUSANDS)
Savings deposits............  $ 1,946     2.83%  $ 1,570     1.27%
Interest-bearing demand
 deposits...................    1,539     2.01     1,083     2.03
Noninterest-bearing demand
 deposits...................      217       --        --       --
Certificates of deposit.....   18,380     5.28    18,161     5.26
                              -------            -------
  Total.....................  $22,082            $20,814
                              =======            =======


     TIME DEPOSITS BY RATES. The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                   AT DECEMBER 31,
                                   ----------------
                                    1997      1996
                                   ------    ------
                               (DOLLARS IN THOUSANDS)
2.00 -  3.99%....................  $    --  $    --
4.00 -  5.99%....................   18,067   18,189
6.00 -  7.99%....................       --       --
8.00 -  9.99%....................       --       --
                                   -------  -------

                                   $18,067  $18,189
                                   =======  =======

     TIME DEPOSIT MATURITY SCHEDULE. The following table sets forth the amount and maturities of time deposits at December 31, 1997.


                                                     AMOUNT DUE
                                   -------------------------------------------------
                                   LESS THAN                        AFTER
RATE                               ONE YEAR  1-2 YEARS  2-3 YEARS  3 YEARS    TOTAL
----                               --------  ---------  ---------  -------   -------
                                                     (IN THOUSANDS)
 2.00 -  3.99%.............         $     -- $    --     $    --   $    --   $    --
 4.00 -  5.99%.............           16,612   1,455          --        --    18,067
 6.00 -  7.99%.............               --      --          --        --        --
 8.00 -  9.99%.............               --      --          --        --        --
                                    -------- -------     --------  -------- --------
                                     $16,612  $1,566     $    --   $     --  $18,067
                                    ========  ======     ========  ======== ========


     MATURITY OF JUMBO CERTIFICATES. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.


                                                  CERTIFICATES
                MATURITY PERIOD                    OF DEPOSITS
                ---------------                    -----------
                                                 (IN THOUSANDS)

                Three months or less...........      $1,564
                Over three through six months..       1,493
                Over six through 12 months.....         912
                Over 12 months.................         100
                                                     ------
                    Total......................      $4,069
                                                     ======


     SAVINGS DEPOSIT ACTIVITY. The following table sets forth the savings activities of the Bank for the periods indicated.


                                  YEAR ENDED DECEMBER 31,
                                  -----------------------

                                     1997       1996
                                    ------     ------
                                   (DOLLARS IN THOUSANDS)


Deposits less withdrawals....       $(80)      $(1,332)

Interest credited............        858           988
                                    ----       -------
    Net increase (decrease)
       in savings deposits...       $778       $  (344)
                                    ====       =======

     Management attributes the changes in deposits for the years ended December 31, 1997 and 1996 to management's deposit pricing strategies.



     BORROWINGS. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically would be secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank has not obtained any borrowings other than FHLB advances in recent years. At December 31, 1997, the Bank had $822,000 in FHLB advances outstanding with a weighted average interest rate of 8.64%, which mature in years ranging from 1998 to 2026.

     The FHLB of Cincinnati functions as a central reserve bank providing credit for savings institutions and certain other member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

SUBSIDIARY ACTIVITIES

     The Bank has one wholly owned subsidiary service corporation, Lexington First Federal Service Corporation (the "Service Corporation"), the activities of which are currently not significant. Capital requirements require national banks to deduct the amount of their investments in and extensions of credit to subsidiaries engaged in activities not permissible to national banks from capital in determining regulatory capital compliance. Although the Service Corporation's activities are not permissible for national banks, the Bank's investment in the subsidiary has been minimal and the deduction of this investment from the Bank's capital has not had a material impact on the Bank's capital position. See "Supervision and Regulation -- Regulation of the Bank -- Regulatory Capital Requirements." The stock held in the subsidiary is being transferred to Community National Bank and the subsidiary will be liquidated in March 1998.

COMPETITION

     The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions. Competition for origination of real estate loans normally comes from other savings institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

     The Bank's primary competition comes from 16 commercial banks, four of which have branch offices located in Henderson County, Tennessee. The branches of the four commercial banks located in Henderson County have gross deposits of approximately $263 million at December 31, 1997, the most recent date for which such information is available. The Bank had approximately $21.4 million in deposits as of December 31, 1997.

     The Bank is able to compete effectively in its primary market area by offering competitive interest rates and loan fees, and a wide variety of deposit products and by emphasizing personal customer service and cultivating relationships with the local businesses. Management believes that, as a result of the Bank's commitment to competitive pricing, varied products and personal service, the Bank has developed a solid base of core deposits and the Bank's loan origination activities are an asset to the community.

PERSONNEL

     As of December 31, 1997, the Company and its subsidiaries had 10 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit. Management believes that the Company and its subsidiaries enjoys good relations with its personnel.

                                 SUPERVISION AND REGULATION

REGULATION OF THE COMPANY

     GENERAL. The Company is a bank holding company within the meaning of the BHCA. As such, the Company is registered with the Federal Reserve Board and subject to Federal Reserve Board regulation, examination, supervision and reporting requirements. As a bank holding company, the Company is required to furnish to the Federal Reserve Board annual and quarterly reports of its operations at the end of each period and to furnish such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Company is also subject to regular examination by the Federal Reserve Board.

     Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (i) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") allows the Federal Reserve Board to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The Federal Reserve Board may not approve the acquisition of bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state. The Riegle-Neal Act also prohibits the Federal Reserve Board from approving an application if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit contained in the Riegle-Neal Act.

     Additionally, the federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above.

     The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching. The Riegle-Neal Act also requires the appropriate federal banking agencies to prescribe regulations which prohibit any out-of-state bank from using the interstate branching authority primarily for the purpose of deposit production.

     The BHCA also prohibits, with certain exceptions, a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of a company that is not a bank or a bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve Board regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The activities of the Company are subject to these legal and regulatory limitations under the BHCA and the Federal Reserve Board's regulations thereunder. Notwithstanding the Federal Reserve Board's prior approval of specific nonbanking activities, the Federal Reserve Board has the power to order a holding company or its subsidiaries to terminate any activity, or to terminate its ownership or control of any subsidiary, when it has reasonable cause to believe that the continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

     CAPITAL ADEQUACY. The Federal Reserve Board has adopted guidelines regarding the capital adequacy of bank holding companies, which require bank holding companies to maintain specified minimum ratios of capital to total assets and capital to risk-weighted assets. See "-- Regulation of the Bank -- Regulatory Capital Requirements."

     DIVIDENDS AND DISTRIBUTIONS. The Federal Reserve Board has the power to prohibit dividends by bank holding companies if their actions constitute unsafe or unsound practices. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality, and overall financial condition.

     Bank holding companies are required to give the Federal Reserve Board notice of any purchase or redemption of their outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would violate any law, regulation, Federal Reserve Board order, directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Bank holding companies whose capital ratios exceed the thresholds for "well capitalized" banks on a consolidated basis are exempt from the foregoing requirement if they were rated composite 1 or 2 in their most recent inspection and are not the subject of any unresolved supervisory issues.

REGULATION OF THE BANK

     GENERAL. As a national bank, the Bank is subject to the primary supervision of the OCC under the National Bank Act. The OCC regularly examines the operations of the Bank, including but not limited to capital adequacy, reserves, loans, investments and management practices. These examinations are for the protection of the Bank's depositors and not its shareholders. In addition, the Bank is required to furnish quarterly and annual reports to the OCC. The OCC's enforcement authority includes the power to remove officers and directors and the authority to issue cease-and-desist orders to prevent a bank from engaging in unsafe or unsound practices or violating laws or regulations governing its business.

     The Bank's deposits are insured by the FDIC to the legal maximum of $100,000 for each insured depositor. Some of the aspects of the lending and deposit business of the Bank that are subject to regulation by the Federal Reserve Board and the FDIC include reserve requirements and disclosure requirements in connection with personal and mortgage loans and savings deposit accounts. In addition, the Bank is subject to numerous federal and state laws and regulations which set forth specific restrictions and procedural requirements with respect to the establishment of branches, investments, interest rates on loans, credit practices, the disclosure of credit terms and discrimination in credit transactions.

     REGULATORY CAPITAL REQUIREMENTS. The Federal Reserve Board and the OCC have established guidelines with respect to the maintenance of appropriate levels of capital by bank holding companies and national banks, respectively. The regulations impose two sets of capital adequacy requirements: minimum leverage rules, which require bank holding companies and banks to maintain a specified minimum ratio of capital to total assets, and risk-based capital rules, which require the maintenance of specified minimum ratios of capital to "risk-weighted" assets.

     The regulations of the Federal Reserve Board and the OCC require bank holding companies and national banks, respectively, to maintain a minimum leverage ratio of "Tier 1 capital" (as defined in the risk-based capital guidelines discussed in the following paragraphs) to total assets of 3.0%. Although setting a minimum 3.0% leverage ratio, the capital regulations state that only the strongest bank holding companies and banks, with composite examination ratings of 1 under the rating system used by the federal bank regulators, would be permitted to operate at or near such minimum level of capital. All other bank holding companies and banks are expected to maintain a leverage ratio of at least 1% to 2% above the minimum ratio, depending on the assessment of an individual organization's capital adequacy by its primary regulator. Any bank or bank holding company experiencing or anticipating significant growth would be expected to maintain capital well above the minimum levels. In addition, the Federal Reserve Board has indicated that whenever appropriate, and in particular when a bank holding company is undertaking expansion, seeking to engage in new activities or otherwise facing unusual or abnormal risks, it will consider, on a case-by-case basis, the level of an organization's ratio of tangible Tier 1 capital (after deducting all intangibles) to total assets in making an overall assessment of capital.

     The risk-based capital rules of the Federal Reserve Board and the OCC require bank holding companies and state member banks to maintain minimum regulatory capital levels based upon a weighting of their assets and off-balance sheet obligations according to risk. The risk-based capital rules have two basic components: a core capital (Tier 1) requirement and a supplementary capital (Tier 2) requirement. Core capital consists primarily of common stockholders' equity, certain perpetual preferred stock (which must be noncumulative with respect to banks), and minority interests in the equity accounts of consolidated subsidiaries; less all intangible assets, except for certain purchased mortgage servicing rights and purchased credit card relationships. Supplementary capital elements include, subject to certain limitations, the allowance for losses on loans and leases; perpetual preferred stock that does not qualify as Tier 1 capital and long-term preferred stock with an original maturity of at least 20 years from issuance; hybrid capital instruments, including perpetual debt and mandatory convertible securities; and subordinated debt and intermediate-term preferred stock.

     The risk-based capital regulations assign balance sheet assets and credit equivalent amounts of off-balance sheet obligations to one of four broad risk categories based principally on the degree of credit risk associated with the obligor. The assets and off-balance sheet items in the four risk categories are weighted at 0%, 20%, 50% and 100%. These computations result in the total risk-weighted assets. The risk-based capital regulations require all banks and bank holding companies to maintain a minimum ratio of total capital to total risk-weighted assets of 8%, with at least 4% as core capital. For the purpose of calculating these ratios: (i) supplementary capital will be limited to no more than 100% of core capital; and (ii) the aggregate amount of certain types of supplementary capital will be limited. In addition, the risk-based capital regulations limit the allowance for loan losses includable as capital to 1.25% of total risk-weighted assets.

     OCC regulations and guidelines additionally specify that national banks with significant exposure to declines in the economic value of their capital due to changes in interest rates may be required to maintain higher risk-based capital ratios. The federal banking agencies, including the OCC, have proposed a system for measuring and assessing the exposure of a bank's net economic value to changes in interest rates. The federal banking agencies, including the OCC, have stated their intention to propose a rule establishing an explicit capital charge for interest rate risk based upon the level of a bank's measured interest rate risk exposure after more experience has been gained with the proposed measurement process. Federal Reserve Board regulations do not specifically take into account interest rate risk in measuring the capital adequacy of bank holding companies.

     The OCC has issued final regulations which classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either (i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1997, the Bank was well-capitalized as defined by the OCC's regulations.

     For information regarding the Bank's compliance with its regulatory capital requirements, see Note 16 of Notes to Consolidated Financial Statements included in the Annual Report.

     BRANCHING. Under the McFadden Act of 1927, national banks may only establish branches to the extent specifically authorized by statute for banks chartered by the state in which the national bank is located and subject to the restrictions as to location imposed by state law on state banks. The Riegle-Neal Act authorizes the OCC and FDIC to approve interstate branching de novo by national and state banks, respectively, only in states which specifically allow for such branching.

     DIVIDEND LIMITATIONS. Pursuant to the National Bank Act, no national bank may pay dividends from its paid-in capital. All dividends must be paid out of current or retained net profits, after deducting reserves for losses and bad debts. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of a bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. Prior OCC approval is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. In addition, the Bank is prohibited by federal statute from paying dividends or making any other capital distribution that would cause the Bank to fail to meet its regulatory capital requirements. Further, the OCC also has authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice.

     DEPOSIT INSURANCE. Because the Bank was a savings bank prior to the Bank Conversion, its deposits continue to insured by the SAIF rather than by the Bank Insurance Fund ("BIF") which generally insured the deposits of national banks. The Bank is required to pay semi-annual assessments based on a percentage of its insured deposits to the FDIC for insurance of its deposits by the SAIF. Under the Federal Deposit Insurance Act, the FDIC is required to set semi-annual assessments for SAIF-insured institutions to maintain the designated reserve ratio of the SAIF at 1.25% of estimated insured deposits or at a higher percentage of estimated insured deposits that the FDIC determines to be justified for that year by circumstances raising a significant risk of substantial future losses to the SAIF.

     Under the risk-based deposit insurance assessment system adopted by the FDIC, the assessment rate for an insured depository institution depends on the assessment risk classification assigned to the institution by the FDIC, which is determined by the institution's capital level and supervisory evaluations.
Based on the data reported to regulators for the date closest to the last day of the seventh month preceding the semi-annual assessment period, institutions are assigned to one of three capital groups -- "well capitalized," "adequately capitalized" or "undercapitalized." Within each capital group, institutions are assigned to one of three subgroups on the basis of supervisory evaluations by the institution's primary supervisory authority and such other information as the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance fund.

     Over the past several years, institutions with SAIF-assessable deposits, like the Bank, were required to pay higher deposit insurance premiums than institutions with deposits insured by the BIF. In order to recapitalize the SAIF and address the premium disparity, in November 1996 the FDIC imposed a one-time special assessment on institutions with SAIF-assessable deposits based on the amount determined by the FDIC to be necessary to increase the reserve levels of the SAIF to the designated reserve ratio of 1.25% of insured deposits. Institutions were assessed at the rate of 65.7 basis points based on the amount of their SAIF-assessable deposits as of March 31, 1995. As a result of the special assessment the Bank incurred an expense of $128,000 during the quarter ended September 30, 1996.

     The FDIC has adopted a new assessment schedule for SAIF deposit insurance pursuant to which the assessment rate for well-capitalized institutions with the highest supervisory ratings would be reduced to zero and institutions in the lowest risk assessment classification will be assessed at the rate of 0.27% of insured deposits. Until December 31,

1999, however, SAIF-insured institutions, will be required to pay assessments to the FDIC at the rate of 6.5 basis points to help fund interest payments on certain bonds issued by the Financing Corporation ("FICO") an agency of the federal government established to finance takeovers of insolvent thrifts. During this period, BIF members will be assessed for these obligations at the rate of
1.3 basis points. After December 31, 1999, both BIF and SAIF members will be assessed at the same rate for FICO payments.

     TRANSACTIONS WITH AFFILIATES. Transactions between a national bank and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a national bank is any company or entity which controls, is controlled by or is under common control with the national bank. In a holding company context, the parent holding company of a national bank (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the national bank. Generally, Sections 23A and 23B (i) limit the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no national bank may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the national bank. The BHCA further prohibits a depository institution from extending credit to or offering any other services, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or certain of its affiliates or not obtain services of a competitor of the institution, subject to certain exceptions.

     LOANS TO DIRECTORS, EXECUTIVE OFFICERS AND PRINCIPAL STOCKHOLDERS.
National banks are also subject to the restrictions contained in Section 22(h) and 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or greater than 10% stockholder of a national bank and certain affiliated interests of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated interests, the bank's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus) and all loans to such persons may not exceed the institution's unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans, above amounts prescribed by the appropriate federal banking agency, to directors, executive officers and greater than 10% stockholders of a national bank, and their respective affiliates, unless such loan is approved in advance by a majority of the board of directors of the association with any "interested" director not participating in the voting. The Federal Reserve Board has prescribed the loan amount (which includes all other outstanding loans to such person), as to which such prior board of director approval if required, as being the greater of $25,000 or 5% of capital and surplus (up to $500,000). Further, the Federal Reserve Board pursuant to Section 22(h) requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loan is made pursuant to a benefit or compensation plan that is widely available to other employees and does not give preference to insiders.
Section 22(h) also prohibits a depository institution from paying the overdrafts of any of its executive officers or directors. Section 22(g) of the Federal Reserve Act requires that loans to executive officers of depository institutions be approved by the board of directors of the institution, and imposes reporting requirements for and additional restrictions on the type, amount and terms of credits to such officers. In addition, Section 106 of the BHCA prohibits extensions of credit to executive officers, directors, and greater than 10% stockholders of a depository institution by any other institution which has a correspondent banking relationship with the institution, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 1997.

     The following table sets forth the location and certain additional information regarding the Bank's offices and other material property.




                                                          Book Value at                            Deposits at
                                  Year      Owned or       December 31,        Approximate         December 31,
                                 Opened      Leased            1997           Square Footage           1997
                              ------------  --------  ----------------------  --------------  ----------------------
                                                      (Dollars in thousands)                  (Dollars in thousands)
MAIN OFFICE:

19 Natchez Trace Drive
Lexington, Tennessee 38351      1933        Owned             $ 424             6,800                $21,416

BRANCH OFFICE:

Lexington, Tennessee            Under       Owned             $ 151             1,550                $    --
                              Construction


     The Bank owns three parcels of land. One parcel, the office building in which the office of the Bank is located, is at 19 Natchez Trace Drive, and another parcel adjoins the office building, and was purchased in 1976 for
expansion purposes.   In the spring of 1997, the Bank purchased property for
$127,500 which it plans to open as a branch in the spring of 1998. The Bank is remodeling the building and installing drive-up window facilities for a full service branch. The cost of these improvements is estimated to be $350,000.
For more information, see Item 1 -- Business -- Community National Bank Branch."

     Intrieve, Cincinnati, Ohio, performs data processing and record keeping for the Bank. The Bank's fixtures and equipment include a network of teller terminals, personal computers, miscellaneous office equipment and satellite communications equipment.

     As of December 31, 1997, the net book value of the Bank's premises, furniture, fixtures and equipment was $575,000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1997, there were no other legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS'
----------------------------------------------------------------------------
        MATTERS
        -------

     The information contained under the section captioned "Market and Dividend Information" in the Annual Report is incorporated herein by reference.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

     The information contained in this section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

     The Independent Auditor's Report and related Consolidated Financial Statements and Notes thereto contained in the Annual Report are incorporated herein by reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

     Not applicable.


                                 PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal I -
- Election of Directors" in the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors -- Executive Compensation and Other Benefits" in the Proxy Statement is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned in "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

     (b) Security Ownership of Management

          Information required by this item is incorporated herein by reference to the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" in the Proxy Statement.

     (c)  Changes in Control

          Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Proposal I -- Election of Directors -- Transactions with Management" in the Proxy Statement.



                                 PART IV


ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K
------------------------------------------------

(a)  Exhibits.  The exhibits required by Item 601 of Regulation S-B are either
     --------
     filed as part of this Annual Report on Form 10-KSB or incorporated herein by reference. The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB and is also the Exhibit Index.


 NO.  EXHIBITS
 --   --------


 *3.1   Charter of Community National Corporation

 *3.2   Bylaws of Community National Corporation

+*10.1 Form of Employment Agreement between Lexington First Federal Savings Bank and Howard W. Tignor as Amended and Restated

+*10.2 Form of Guaranty Agreement between Community National Corporation and Howard W. Tignor

+*10.3  Proposed Community National Corporation Deferred Compensation Plan

  13    Annual Report to Stockholders

  21    Subsidiaries of the Registrant

  27     Financial Data Schedule

-------------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-31637)
+    Management contract or compensatory plan.



(b)  Reports on Form 8-K.  No Reports on Form 8-K were filed by the Company
     -------------------
     during the last quarter of the fiscal year covered by this report.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMUNITY NATIONAL CORPORATION



March 20, 1998                      By: /s/ Howard W. Tignor
                                       --------------------
                                       Howard W. Tignor
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/ Howard W. Tignor                         March 20, 1998
     ---------------------------

     Howard W. Tignor
     President, Chief Executive Officer and Director
     (Principal Executive, Financial and Accounting Officer)

By:  /s/ Charlie H. Walker                        March 20, 1998
     ---------------------------
     Charlie H. Walker
     Chairman of the Board

By:  /s/ Arba Milam Taylor                        March 20, 1998
     ---------------------------
     Arba Milam Taylor
     Director

By:  /s/ Pope Thomas                              March 20, 1998
     ---------------------------
     Pope Thomas
     Director and Vice President

By:  /s/ Stephen M. Lowry                         March 20, 1998
     ---------------------------
     Stephen M. Lowry
     Director

By:  /s/ Stephen M. Milam                         March 20, 1998
     ---------------------------
     Stephen M. Milam
     Director

By:  /s/ Robert C. Thomas                         March 20, 1998
     ---------------------------
     Robert C. Thomas
     Director

By:  /s/ Richard Walker                           March 20, 1998
     ---------------------------
     Richard Walker
     Director

By:  /s/ Pat Carnal                               March 20, 1998
     ---------------------------
     Pat Carnal
     Director