Form 10QSB
period 1998-03-31
COMMUNITY NATIONAL CORP /TN
filed 1998-05-15
CIK 1042726

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB
(MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

          Tennessee                              62-1700975
-------------------------------              -----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

19 Natchez Trace Drive, Lexington, Tennessee         38351
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
Yes (X)           No ( )


     Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.


        Class                      Outstanding at April 30, 1998
-----------------------------      -----------------------------
Common Stock, $1.00 par value              712,866 shares

                  COMMUNITY NATIONAL CORPORATION


                             CONTENTS



PART I   FINANCIAL INFORMATION

Item 1: Financial Statements                                Page

        Consolidated Balance Sheets                           1

        Consolidated Statements of Income                     2

        Consolidated Statements of Comprehensive
          Income                                              3

        Consolidated Statement of Stockholders' Equity        4

        Consolidated Statements of Cash Flows               5-6

        Notes to Consolidated Financial Statements            7

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations       8-13

PART II  OTHER INFORMATION                                   14

        Signature                                             15

                                                              1
                 COMMUNITY NATIONAL CORPORATION
                       (AND SUBSIDIARY)
                 CONSOLIDATED BALANCE SHEETS
             MARCH 31, 1998 and DECEMBER 31, 1997

                                            (Unaudited)
                                             March 31,      December 31,
                                               1998             1997
                                           ------------     ------------
            ASSETS
Cash and cash equivalents:
  Non-interest bearing                     $    322,125    $    211,969
  Interest bearing                            1,587,306       2,529,814
Investment securities:
  Securities held-to-maturity (estimated
   market value of $1,189,127 (1998) and
   $1,189,106 (1997))                         1,157,507       1,157,492
  Securities available-for-sale, at
   estimated market value                     3,483,230       2,518,019
Mortgage-backed and related securities:
  Securities held-to-maturity (estimated
   market value of $516,323 (1998) and
   $563,295 (1997))                             514,014         556,783
  Securities available-for-sale, at
   estimated market value                     3,114,632       3,461,579
Loans receivable, net                        20,379,462      19,544,222
Accrued interest receivable                     148,486         138,047
Real estate held for investment                     336             336
Premises and equipment                          530,895         579,148
Stock investments:
  Stock in Federal Home Loan Bank, at cost      268,600         263,900
  Stock in Federal Reserve Bank, at cost        237,150         237,150
  Stock in Savings and Loan Data Corporation,
    at cost                                      15,000          15,000
Other assets                                      2,402           2,243
                                           ------------    ------------
       Total Assets                        $ 31,761,145    $ 31,215,702
                                           ============    ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Liabilities:
  Deposits                                 $ 21,978,306    $ 21,416,047
  Advances from FHLB                            815,600         821,777
  Advances from borrowers for taxes
    and insurance                                 2,272             454
  Accrued interest payable                      164,099         169,954
Income taxes payable:
  Current                                        62,593          83,507
  Deferred                                        6,835           4,935
Accrued expenses and other liabilities          130,978         151,055
                                           ------------    ------------
        Total Liabilities                  $ 23,160,683    $ 22,647,729
        -----------------                  ------------    ------------

Stockholders' Equity
  Preferred stock, 2,000,000 shares
    authorized, non issued or outstanding  $         --    $         --
  Common stock of $1.00 par value;
    8,000,000 shares authorized
    712,866 issued                              712,866         712,866
  Additional paid-in capital                  4,489,512       4,489,512
  Retained earnings - substantially
    restricted                                3,400,028       3,371,864
  Accumulated other comprehensive income,
    net of taxes                                 (1,944)         (6,269)
                                           ------------    ------------
        Total Stockholders' Equity         $  8,600,462    $  8,567,973
                                           ------------    ------------
        Total Liabilities & Stockholders
          Equity                           $ 31,761,145    $ 31,215,702
                                           ============    ============
/TABLE

                  COMMUNITY NATIONAL CORPORATION
                          (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF INCOME
         THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                          (Unaudited)

                                                    March 31,
                                             -----------------------
                                                 1998        1997
                                             ----------- -----------
INTEREST INCOME
 First mortgage loans                        $   346,840 $   359,029
 Consumer & other loans                           76,855       5,847
 Interest and dividends on investments:
    Taxable                                       41,088      50,875
    Tax-exempt                                    18,470      18,470
    Dividends                                      4,718       4,244
 Interest on deposits with banks                  28,864       7,232
 Interest on mortgage-backed securities           66,747      52,231
                                             ----------- -----------
   Total interest income                     $   583,582 $   497,928
   ---------------------                     ----------- -----------

INTEREST EXPENSE
 Interest on deposits                        $   268,523 $   251,777
 Interest on advances from FHLB                   15,869      18,510
                                             ----------- -----------
   Total interest expense                    $   284,392 $   270,287
   ----------------------                    ----------- -----------

   Net interest income                       $   299,190 $   227,641
   -------------------

 Provision for loan losses                        31,540       6,229
                                             ----------- -----------
   Net interest income after
    provision for loan losses                $   267,650 $   221,412
   --------------------------

NON-INTEREST INCOME:
 Income from real estate held
  for investment                             $     2,775 $     2,125
 Service charges                                  31,264      12,139
 Other operating income                            4,825         399
                                             ----------- -----------
   Total non-interest income                 $    38,864 $    14,663
   -------------------------                 ----------- -----------

NON-INTEREST EXPENSE
 Compensation & benefits                     $   107,059 $    97,300
 Occupancy & equipment                            35,691      10,901
 Federal deposit insurance premiums                3,364       3,835
 Data processing fees                             15,675       6,605
 Other operating expenses                         49,486      25,162
                                             ----------- -----------
   Total non-interest expense                $   211,275 $   143,803
   --------------------------                ----------- -----------

Income before income taxes                   $    95,239 $    92,272

Income tax expense                                31,429      30,721
                                             ----------- -----------
   Net income                                $    63,810 $    61,551
   ----------                                =========== ===========

Earnings per common share                    $      0.09 $      0.17
                                             =========== ===========
Diluted earnings per share                   $      0.09 $      0.17
                                             =========== ===========
Dividends paid per share                     $      0.05 $      0.20
                                             =========== ===========

                                                              3
                 COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                           (Unaudited)

                                                    March 31,
                                             -----------------------
                                                 1998        1997
                                             ----------- -----------
Net income                                   $63,810     $61,551

Other comprehensive income, net of tax:

    Unrealized gains on securities held
      as available-for-sale, net of
      applicable deferred income taxes
      of $2,227 (1998) and $4,391 (1997)       4,325       8,525
                                             -------     -------
Other comprehensive income                   $68,135     $70,076
                                             =======     =======
/TABLE

                                                              4
               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           FOR THREE MONTHS ENDED MARCH 31, 1998

                         (UNAUDITED)

                                                                             Accumulated
                                   Common Stock     Additional                 Other          Total
                                 -----------------    Paid-in    Retained   Comprehensive  Stockholders'
                                 Shares     Amount    Capital    Earnings      Income         Equity
                                 ------     ------   ---------   ---------  -------------  -----------
Balance at December 31, 1997      712,866   $712,866  $4,489,512  $3,371,864    $(6,269)    $8,567,973

Comprehensive income:
  Net income                                                          63,810                    63,810

  Change in unrealized gain
    (loss) on securities
    available-for-sale, net of
    applicable deferred income
    taxes of $2,227                                                               4,325          4,325
Dividends paid ($.05 per share)                                      (35,646)                  (35,646)

                                  -------   --------  ---------- -----------    -------     ----------
Balance at March 31, 1998         712,866   $712,866  $4,489,512 $ 3,400,028    $(1,944)    $8,600,462
                                  =======   ========  ========== ===========    =======     ==========
/TABLE

                                                              5
               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
       THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                        (UNAUDITED)

                                                        March 31,
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $     63,810    $      61,551
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses on loans                      31,540            6,229
   Provision for depreciation                         29,534            2,263
   Amortizations of investment securities
     premiums and discounts (net)                      1,996            1,311
   (Gain) loss on sale of investments                                      --
   Stock in FHLB received as dividends                (4,700)          (4,200)
 Changes in operating assets and liabilities:
   (Increase) decrease in interest receivable        (10,439)         (21,878)
   (Increase) decrease in other assets                  (159)             622
   Increase (decrease) in interest payable            (5,855)            (988)
   Increase (decrease) in income taxes               (21,241)          21,162
   Increase (decrease) in other liabilities          (20,077)           1,705
                                                ------------     ------------
 Net Cash Provided by Operating Activities      $     64,409     $     67,777
 -----------------------------------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in loans receivable    $   (770,240)    $   (230,212)
 Net (increase) decrease in time deposits                             600,000
 Additions to premises & equipment                   (77,823)         (10,754)
 Purchase of mortgage-backed securities             (495,000)
 Principal payments on mortgage-backed
   securities                                        229,046          129,948
 Purchases of investment securities                 (700,000)
 Proceeds from maturities of investment
  securities                                         395,000          251,720
                                                ------------     ------------
Net Cash Provided by Investing Activities       $ (1,419,017)    $    740,702
-----------------------------------------       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits            $    562,259     $    245,906
 Repayments of FHLB advances                          (6,177)          (6,110)
 Net increase in advances from borrowers
  for taxes and insurance                              1,818              770
 Payment of dividends                                (35,644)         (17,599)
                                                ------------     ------------
Net Cash Provided by Financing Activities       $    522,256     $    222,967
------------------------------------------      ------------     ------------

     Increase (Decrease) in Cash and Cash
       equivalents                              $   (832,352)    $  1,031,446
                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                         $  2,741,783     $    542,045
                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  1,909,431     $  1,573,491
                                                ============     ============
/TABLE

                                                              6
               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

              CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
       THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                        (UNAUDITED)

                                                        March 31,
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
Supplemental disclosure of cash flow
  information:
   Interest paid                                $   290,247     $    271,275
   Taxes paid                                        45,372            9,416
 Non-cash investing:
   Stock dividends received from Federal
     Home Loan Banks                                  4,700            4,200
   Total net increase (decrease) in unrealized
    loss on securities available-for-sale             6,552          (17,307)
/TABLE

                                                              7
                COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Community National Corporation and subsidiary have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Corporation's Annual Report for the year ended December 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the three month period ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire year. The December 31, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2)  EARNINGS PER SHARE

Net earnings per share of common stock for the year ended December 31, 1997 and the three month period ended March 31, 1998 of $0.09 and $0.17 were computed by dividing the net income by the weighted average number of shares outstanding for the year. All per share amounts prior to December 11, 1997, the date of reorganization, have been adjusted for the exchange rate of 2.581243. Diluted earnings per share has not been presented because the Company has a simple capital structure.

(3)  NEW ACCOUNTING STANDARDS

The Company adopted FASB Statement no. 130, Reporting Comprehensive Income in 1998. All periods presented are in accordance with SFAS 130. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. This comprehensive income consists of securities classified as available-for-sale by the Company, which have unrealized gains of $4,325 (1998) and $8,525
(1997) net of related taxes.

                                                              8
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     Community National Corporation (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of holding all of the capital stock of Lexington First Federal Savings Bank ("Lexington First Federal") following the second step conversion of its former mutual holding company (the "Conversion and Reorganization"), which was completed on December 11, 1997. The Company's principal business is that of directing, planning and coordinating the business activities of the Bank. Immediately following the Conversion and Reorganization, Lexington First Federal converted to a national bank with the name Community National Bank of Tennessee (the "Bank") and remained a wholly-owned subsidiary of the Company (the "Bank Conversion"). Upon the completion of the Bank Conversion, the Company became a bank holding company. The Company has no significant assets other than its investment in the Bank, and certain cash and cash equivalents. At December 31, 1997, on a consolidated basis, the Company had total assets of $31.2 million, net loans receivable of $19.5 million, cash and investment securities of $6.4 million, mortgage-backed securities of $4.0 million, total deposits of $21.4 million and stockholders' equity of $8.6 million.

     The Bank is a national bank operating through its office in Lexington, Tennessee, serving Henderson County in southwestern Tennessee. The Bank is the successor to Lexington First Federal. Therefore, all references to the Bank also include its predecessor, Lexington First Federal. Until February 1997, the Bank's primary business, as conducted through its office located in Lexington, Tennessee, was the origination and holding of mortgage loans secured by single-family residential real estate located primarily in Henderson County, Tennessee, with funds obtained primarily through the attraction of savings deposits, certificate accounts with terms of 18 months or less, and Federal Home Loan Bank ("FHLB") advances. The Bank also made some construction loans on single-family residences, savings account loans, and second mortgage consumer loans. The Bank purchased mortgage-backed securities, and invested in other liquid investment securities.

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

     As a bank holding company, the Company is registered with, and subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the Currency ("OCC"). Because the Bank was formerly chartered as a savings association, the Bank's deposits are insured by the Savings

Association Insurance Fund ("SAIF") of the Federal Deposit
Insurance Corporation ("FDIC") up to the applicable limits for each depositor.

     The Company's principal executive office is located at the home office of the Bank at 19 Natchez Trace Drive, Lexington,
Tennessee 38351, and its telephone number is (901) 968-6624.

      The Bank is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Henderson County and surrounding counties in West Tennessee. To a lesser extent, Lexington also originates construction loans, land loans and consumer loans. It also has a significant amount of investments in mortgage-backed securities, United States Government and federal agency obligations, and tax exempt securities.

     The profitability of the Bank depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing deposits and borrowings. The Bank's net income also is dependent, to a lesser extent, on the level of its noninterest income and its non-interest expenses, such as compensation and benefits, occupancy and equipment, insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

FINANCIAL CONDITION
-------------------

     Consolidated assets of Community National were $31,761,145 as of March 31, 1998, compared to $31,215,702 on December 31, 1997, an increase of $545,443. The increase was primarily funded by an increase in net loans receivable of $835,240 and an increase in investments of $965,226 offset by decreases in mortgage backed securities of $389,716 and cash of $832,352.
The 6.99% annualized growth rate of assets for the quarter is in accordance with the Company's growth objectives. The funds were used to purchase investment securities, interest bearing deposits and to fund loan growth.

     Loans receivable, net increased to $20,379,462 on March 31, 1998 from 19,544,222 on December 31, 1997, and increase of $835,240. Mortgage-backed securities decreased $389,716 to 3,628,646 at March 31, 1998 from $4,018,362 on December 31,
1997.

     Deposits totaled $21,978,306 on March 31, 1998, an increase of 562,259 from $21,416,047 on December 31, 1997. The increase in deposits is primarily due to increased advertising.

     Stockholders' equity was $8,567,973 on December 31, 997, compared to $8,600,462 on March 31, 1998, an increase of $32,489. The increase was due to reductions in unrealized loss in available-for-sale securities of $4,325, earnings for the quarter of $63,810, off-set by the Company's quarterly cash dividend of $35,646.

                                                            10
RESULTS OF OPERATIONS
---------------------

     Net earnings for the Company's first fiscal quarter ended March 31, 1998, were $63,810 compared to $61,551 for the comparable quarter in 1997. The increase of $2,259 was due to an increase in net interest income after provision for loan losses, and an increase in service charge income.

     Earnings per share for the quarter ended March 31, 1998, were $0.09 per share based on an average of 712,866 shares outstanding compared to $.17 per share for the comparable quarter in 1997 based on an average of 362,131 shares outstanding.

     Net interest income after provision for loan losses for the quarter ended March 31, 1998 was $267,650 compared to $221,412 for the quarter ended March 31, 1997, an increase of $46,238. This increase was a result of interest income increasing $85,654, from $497,928 in 1997 to $583,582 in 1998, while interest expense increased $14,105 from $270,287 in 1997 to $284,392 in 1998. The increase in interest income and interest expense are both due to increases in the average balance of interest-earnings assets and interest-bearing liabilities.

     Non-interest income increased from $14,663 for the quarter ended March 31, 1997 to $38,864 for the quarter ended March 31, 1998. The increase of $24,201 was due to higher service charge income and an increase in other operating income.

     The Company's non-interest expense for the three months ended March 31, 1998 was $211,275, compared to $143,803 for the comparable quarter in 1997. The increase of $67,472 was due to higher compensation and benefits expense, higher occupancy and equipment expense and higher other operating expenses which were caused by additional personnel hired and computer system upgrades in hardware and software.

PROVISIONS FOR LOAN LOSSES
--------------------------

     The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience and independent analysis. The provision for loan losses for the three months ended March 31, 1998 was $31,540. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NON-PERFORMING ASSETS
---------------------

     On March 31, 1998, non-performing assets were $495,978 compared to $352,245 on December 31, 1997. At March 31, 1998, the Bank's allowance for loan losses was $220,811 or 45% of non-performing assets compared to $195,239 or 55% at December 31, 1997.

     Loans are considered non-performing when the collection of principal and/or interest is not expected, or in the event, payments are more than 90 days delinquent.

     The allowance for loan losses was 1.07% of total loans as of March 31, 1998, compared to .99% at December 31, 1997.

REGULATORY CAPITAL
------------------

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures if the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios on total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations) and Tier 1 capital to adjusted total assets (as defined).

                                                                          To Be Well
                                                                       Capitalized Under
                                                    For Capital        Prompt Corrective
                                  Actual         Adequacy Purposes     Action Provision
                            ------------------   ------------------   -------------------
                              Amount    Ratio      Amount    Ratio      Amount    Ratio
                            ----------  ------   ----------  ------   ----------  -------
As of March 31, 1998
  Total Risk-Based Capital
    (To Risk-Weighted
    Assets)                 $6,610      43.3%    $1,223      8.0%     $1,528      10.0%

  Tier 1 Capital
    (To Risk-Weighted
    Assets)                 $6,389      41.8%    $  611      4.0%     $  917       6.0%

  Tier 1 Capital
   (To Adjusted Total
   Assets)                  $6,389      20.1%    $1,270      4.0%     $1,588       5.0%

LIQUIDITY
---------

     The Bank's principal sources of funds for investments and operations are net earnings, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $22 million at March 31, 1998.

     The Bank's is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank maintained a liquidity ratio of 22.1% at March 31, 1998.

     The Bank's most liquid assets are cash and cash equivalents, which are cash on hand, amount due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $1.9 million at March 31, 1998. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     Net cash provided by operating activities decreased from 67,777 for three months ended March 31, 1997 to 64,409 for three months ended March 31, 1998. The decrease was due to normal adjustments to accrued income and expenses items.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     FASB STATEMENT ON EARNINGS PER SHARE. In March 1997, the Financial Accounting Standards ("SFAS") No. 128. The Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board ("APB") Opinion No. 15, Earnings per Share ("EPS"), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of primary EPS with a presentation of basic EPS.
It also requires dual presentation of basic and diluted Earnings per Share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and the denominator of the basic EPS computation to the numerator and denominator the diluted Earnings per Share Computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS pursuant to APB Opinion No. 15. This statement supersedes Opinion 15 and AICPA Accounting Interpretation 1-102 of Opinion 15. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 will be adopted by the Company in fiscal 1997. The Company does not believe the impact of adopting SFAS No. 128 will be material to the Company's financial statements.

     FASB STATEMENT ON DISCLOSURE OF INFORMATION ABOUT CAPITAL STRUCTURE. In February 1997, the FASB issued SFAS No. 129. The Statement incorporates the disclosure requirements of APB Opinion No. 15, Earnings per Share, and makes them applicable to all public and nonpublic entities that have issued securities addressed by the Statement. APB Opinion No. 15 requires disclosure of descriptive information about securities that is not necessarily related to the computation of earnings per share. This statement continues the previous requirements to disclose certain information about an entity's capital structure found in APB Opinion No. 10, Omnibus Opinion - 1966, and No. 15, Earnings per Share and FASB Statement No. 47,

Disclosure of Long-Term Obligations, for entities that were subject to the requirements of Opinion No. 15 as provided by FASB Statement No. 21, Suspension of the Reporting of Earnings per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of Opinions 10 and 15 and Statement 47 and consolidates them in this Statement for ease of retrieval and for greater visibility to nonpublic entities. The Statement is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 will be adopted by the Company in fiscal 1997. The Company does not believe the impact of adopting SFAS No. 129 will be material to the Company's financial statements.

                    PART II - OTHER INFORMATION


ITEM 1:   Legal Proceedings
          -----------------
          None.

ITEM 2:   Changes in Securities
          ---------------------
          None.

ITEM 3:   Defaults Upon Senior Securities
          -------------------------------
          None.

ITEM 4:   Submission of Maters to a Vote of Security Holders
          --------------------------------------------------
          None.

ITEM 5:   Other Information
          -----------------
          None

ITEM 6:   Exhibits and Reports on Form 8-K.
          --------------------------------
          Exhibits:

            27 - Financial Data Schedule

          Reports on Form 8-K:

          None

                                                             15
                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  COMMUNITY NATIONAL CORPORATION
                           Registrant


Date: May 8, 1998                  /s/ Howard Tignor
                                   __________________________
                                   Howard Tignor, President
                                   and Chief Executive Officer
                                   (Duly Authorized Officer)