Form 10QSB
period 1998-06-30
COMMUNITY NATIONAL CORP /TN
filed 1998-08-12
CIK 1042726

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB
(MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

          Tennessee                              62-1700975
-------------------------------              -----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)            Identification Number)

19 Natchez Trace Drive, Lexington, Tennessee         38351
---------------------------------------------      ----------
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


        Class                      Outstanding at July 31, 1998
-----------------------------      -----------------------------
Common Stock, $1.00 par value              712,866 shares

                  COMMUNITY NATIONAL CORPORATION


                             CONTENTS



PART I   FINANCIAL INFORMATION

Item 1: Financial Statements                                Page

        Consolidated Balance Sheets                           1

        Consolidated Statements of Income                     2

        Consolidated Statements of Comprehensive
          Income                                              3

        Consolidated Statement of Stockholders' Equity        4

        Consolidated Statements of Cash Flows               5-6

        Notes to Consolidated Financial Statements          7-8

Item 2: Management's Discussion and Analysis of
        Financial Condition and Results of Operations       9-14

PART II  OTHER INFORMATION                                   15

        Signature                                            16

                                                              1
                 COMMUNITY NATIONAL CORPORATION
                       (AND SUBSIDIARY)
                 CONSOLIDATED BALANCE SHEETS
             JUNE 30, 1998 and DECEMBER 31, 1997

                                            (Unaudited)
                                             June 30,       December 31,
                                               1998             1997
                                           ------------     ------------
            ASSETS
Cash and cash equivalents:
  Non-interest bearing                     $    536,040    $    211,969
  Interest bearing                            2,425,629       2,529,814
Investment securities:
  Securities held-to-maturity (estimated
   market value of $668,925 (1998) and
   $1,189,106 (1997))                           657,631       1,157,492
  Securities available-for-sale, at
   estimated market value                     3,352,325       2,518,019
Mortgage-backed and related securities:
  Securities held-to-maturity (estimated
   market value of $465,987 (1998) and
   $563,295 (1997))                             463,377         556,783
  Securities available-for-sale, at
   estimated market value                     2,928,294       3,461,579
Loans receivable, net                        21,887,644      19,544,222
Accrued interest receivable                     210,766         138,047
Real estate held for investment                       -             336
Premises and equipment                          769,596         579,148
Stock investments:
  Stock in Federal Home Loan Bank, at cost      273,400         263,900
  Stock in Federal Reserve Bank, at cost        237,150         237,150
  Stock in Savings and Loan Data Corporation,
    at cost                                      15,000          15,000
Other assets                                     65,400           2,243
                                           ------------    ------------
       Total Assets                        $ 33,822,252    $ 31,215,702
                                           ============    ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Liabilities:
  Deposits                                 $ 24,036,899    $ 21,416,047
  Advances from FHLB                            778,655         821,777
  Advances from borrowers for taxes
    and insurance                                 1,659             454
  Accrued interest payable                      177,804         169,954
Income taxes payable:
  Current                                        44,021          83,507
  Deferred                                       (3,918)          4,935
Accrued expenses and other liabilities          149,751         151,055
                                           ------------    ------------
        Total Liabilities                  $ 25,184,871    $ 22,647,729
        -----------------                  ------------    ------------

Stockholders' Equity
  Preferred stock, 2,000,000 shares
    authorized, non issued or outstanding  $         --    $         --
  Common stock of $1.00 par value;
    8,000,000 shares authorized
    712,866 issued                              712,866         712,866
  Additional paid-in capital                  4,489,512       4,489,512
  Retained earnings - substantially
    restricted                                3,432,518       3,371,864
  Accumulated other comprehensive income,
    net of taxes                                  2,484          (6,269)
                                           ------------    ------------
        Total Stockholders' Equity         $  8,637,381    $  8,567,973
                                           ------------    ------------
        Total Liabilities & Stockholders
          Equity                           $ 33,822,252    $ 31,215,702
                                           ============    ============
/TABLE

                  COMMUNITY NATIONAL CORPORATION
                          (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
                                             ---------------------  --------------------
                                                 1998        1997    1998         1997
                                             ----------- ---------  --------------------
INTEREST INCOME
  First mortgage loans                      $370,791     $352,726   $  717,631  $711,755
  Consumer & other loans                     106,395       13,113      183,249    18,960
  Interest & dividends on investments:
     Taxable                                  43,182       32,833       90,175    87,441
     Tax-exempt                               12,565       18,060       25,130    36,530
     Dividends                                11,970        4,521       16,687     8,100
  Interest on deposits with banks             24,943       21,153       53,807    26,323
  Interest on mortgage-backed securities      59,813       57,198      126,560   109,430
                                            --------     --------   ----------  --------
     Total interest income                  $629,659     $499,604   $1,213,239  $998,539
     ---------------------                  --------     --------   ----------  --------

INTEREST EXPENSE
  Interest on deposits                      $294,984     $255,176   $  552,124  $508,020
  Interest on advances from FHLB              15,225       18,306       31,094    36,816
                                            --------     --------   ----------  --------
     Total interest expense                 $310,209     $273,482   $  583,218  $544,836
     ----------------------                 --------     --------   ----------  --------

     Net interest income                    $319,450     $226,122   $  630,021  $453,703
     -------------------
  Provision for loan losses                   34,448        2,945       65,989     9,174
                                            --------     --------   ----------  --------
     Net interest income after provision
     -----------------------------------
       for loan losses                      $285,002     $223,177   $  564,032  $444,529
       ---------------

NON-INTEREST INCOME
  Income from real estate held for
    investment                              $  2,275     $  2,525   $    5,050  $  4,650
  Service charges                             31,175       22,588       62,438    36,435
  Other operating income                       5,821        2,830        9,948     1,525
                                            --------     --------   ----------  --------
     Total non-interest income              $ 39,271     $ 27,943   $   77,436  $ 42,610
     -------------------------              --------     --------   ----------  --------

NON-INTEREST EXPENSE
  Compensation & benefits                   $113,609     $ 84,111   $  220,669  $181,411
  Occupancy & equipment                       49,752       11,012       85,994    20,841
  Federal deposit insurance premiums           3,505        3,598        6,869     7,434
  Data processing fees                        22,473       12,286       38,820    18,891
  Other operating expenses                    47,426       27,858      103,130    53,014
                                            --------     --------   ----------  --------
     Total non-interest expenses            $236,765     $138,865   $  455,482  $281,591
     ---------------------------            --------     --------   ----------  --------
  Income before income taxes                $ 87,508     $112,255   $  185,986  $205,548
  Income tax expense                          22,614       37,988       54,043    74,274
                                            --------     --------   ----------  --------
     Net Income                             $ 64,894     $ 74,267   $  131,943  $131,274
     ----------                             ========     ========   ==========  ========

  Earnings per common share                 $   0.09     $   0.21   $     0.19  $   0.36
                                            ========     ========   ==========  ========
  Dividends paid per share                  $   0.05     $   0.20   $     0.10  $   0.40
                                            ========     ========   ==========  ========

                                                              3
                 COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
      SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                           (Unaudited)

                                                    June 30,
                                             -----------------------
                                                 1998        1997
                                             ----------- -----------
Net income                                   $131,943    $131,274

Other comprehensive income, net of tax:

    Unrealized gains on securities held
      as available-for-sale, net of
      applicable deferred income taxes
      of $4,508 (1998) and $13,870 (1997)       8,753      18,458
                                             --------    --------
Other comprehensive income                   $140,696    $149,732
                                             ========    ========
/TABLE

                                                              4
               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           FOR SIX MONTHS ENDED JUNE 30, 1998

                         (UNAUDITED)

                                                                             Accumulated
                                   Common Stock     Additional                 Other          Total
                                 -----------------    Paid-in    Retained   Comprehensive  Stockholders'
                                 Shares     Amount    Capital    Earnings      Income         Equity
                                 ------     ------   ---------   ---------  -------------  -----------
Balance at December 31, 1997      712,866   $712,866  $4,489,512  $3,371,864    $(6,269)    $8,567,973

Comprehensive income:
  Net income                                                         131,943                   131,943

  Change in unrealized gain
    (loss) on securities
    available-for-sale, net of
    applicable deferred income
    taxes of $4,508                                                               8,753          8,753
Dividends paid ($.10 per share)         -          -           -     (71,288)         -        (71,288)
                                  -------   --------  ---------- -----------    -------     ----------
Balance at June 30, 1998         712,866   $712,866  $4,489,512 $ 3,432,519    $ 2,484     $8,637,381
                                  =======   ========  ========== ===========    =======     ==========
/TABLE

                                                              5
               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
       SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                        (UNAUDITED)

                                                          June 30,
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                     $    131,943    $     131,274
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses on loans                      65,989            9,174
   Provision for depreciation                         68,401            7,942
   Amortizations of investment securities                                 -
     premiums and discounts (net)                      6,928             (836)
   Stock in FHLB received as dividends                (9,600)          (8,700)
 Changes in operating assets and liabilities:
   (Increase) decrease in interest receivable        (72,719)          16,473
   (Increase) decrease in other assets               (63,158)         (31,171)
   Increase (decrease) in interest payable             7,850           11,710
   Increase (decrease) in income taxes               (52,847)          60,826
   Increase (decrease) in other liabilities           (1,304)           3,207
                                                ------------     ------------
 Net Cash Provided by Operating Activities      $     81,483     $    199,899
 -----------------------------------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net (increase) decrease in loans receivable    $ (2,343,422)    $ (1,113,414)
 Net (increase) decrease in time deposits                  -         (900,000)
 Additions to premises & equipment                  (306,610)        (165,363)
 Purchase of mortgage-backed securities             (495,000)        (505,000)
 Principal payments on mortgage-backed
   securities                                        580,788          396,010
 Purchases of investment securities                 (700,000)               -
 Proceeds from maturities of investment
  securities                                         895,000        1,606,525
                                                ------------     ------------
Net Cash Provided by Investing Activities       $ (2,369,244)    $   (681,242)
-----------------------------------------       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits            $  2,620,852     $  1,049,244
 Repayments of FHLB advances                         (43,122)         (58,303)
 Net increase in advances from borrowers
  for taxes and insurance                              1,205           (1,072)
 Payment of dividends                                (71,288)         (35,134)
                                                ------------     ------------
Net Cash Provided by Financing Activities       $  2,507,647     $    954,735
------------------------------------------      ------------     ------------

Increase in Cash and Cash equivalents           $    219,886     $    473,392
                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                         $  2,741,783     $    542,045
                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  2,961,669     $  1,015,437
                                                ============     ============
/TABLE

                                                              6
               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

              CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
          SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                        (UNAUDITED)

                                                           JUNE 30,
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
Supplemental disclosure of cash flow
  information:
   Cash paid for:
    Interest paid                               $   276,542     $    533,126
    Taxes paid                                       75,373           13,216
 Non-cash investing:
   Stock dividends received from Federal
     Home Loan Banks                                  9,600            8,700
   Total net increase (decrease) in unrealized
    loss on securities available-for-sale            (6,552)          18,458
/TABLE

                                                              7
                COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Community National Corporation and subsidiary have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Corporation's Annual Report for the year ended December 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results, which may be expected for the entire year. The December 31, 1997 consolidated balance sheet has been derived from the audited consolidated financial statements as of that date.

(2)  EARNINGS PER SHARE

Net earnings per share of common stock for the six months ended June 30, 1998 and the three month period ended March 31, 1998 of $0.36 and $0.19, respectively, were computed by dividing the net income by the weighted average number of shares outstanding for the year. All per share amounts prior to December 11, 1997, the date of reorganization, have been adjusted for the exchange rate of 2.581243. Diluted earnings per share has not been presented because the Company has a simple capital structure.

(3)  NEW ACCOUNTING STANDARDS

The Company adopted FASB Statement no. 130, Reporting Comprehensive Income in 1998. All periods presented are in accordance with SFAS
130. Statement no. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The comprehensive income consists of unrealized gains and losses on securities classified as available-for-sale by the Company.

(4)  YEAR 2000 COMPLIANCE

The year 2000 poses many challenges for the banking industry. Many automated applications may cease to properly function as a result of how date fields have historically been programmed. Many programs were designed and developed without considering the impact of the upcoming change in the century. Failure to address this issue in a timely manner may cause banking institutions to experience operational problems and could cause disruption of financial markets. Many experts believe that even the most prepared organizations may encounter some implementation problems. As a result, Community National Bank has developed a Year 2000 Strategic Plan (the "Plan") to take the necessary steps to insure that problems and disruptions are minimized.

                                                                     8
           COMMUNITY NATIONAL CORPORATION
                  (AND SUBSIDIARY)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont.)

                     (UNAUDITED)


The Bank's primary data processing systems are outsourced to service bureaus, which are addressing their Year 2000 program changes. The Bank's Plan includes independent verification of Year 2000 compliance with its data processing service bureau, vendors, suppliers, customers and others as may be identified. The plan also includes analyzing, testing and documenting that its personal computers and equipment the Bank owns are Year 2000 compliant. The Bank believes the cost of addressing the Year 2000 issue will have no material impact on earnings or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial condition.

                                                                     9
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

Community National Corporation (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of holding all of the capital stock of Lexington First Federal Savings Bank ("Lexington First Federal") following the second step conversion of its former mutual holding company (the "Conversion and Reorganization"), which was completed on December 11, 1997. The Company's principal business is that of directing, planning and coordinating the business activities of the Bank. Immediately following the Conversion and Reorganization, Lexington First Federal converted to a national bank with the name Community National Bank of Tennessee (the "Bank") and remained a wholly-owned subsidiary of the Company (the "Bank Conversion"). Upon the completion of the Bank Conversion, the Company became a bank holding company. The Company has no significant assets other than its investment in the Bank, and certain cash and cash equivalents. At June 30, 1998, on a consolidated basis, the Company had total assets of $33.8 million, net loans receivable of $21.9 million, cash and investment securities of $7.0 million, mortgage-backed securities of $3.4 million, total deposits of $24.0 million and stockholders' equity of $8.6 million.

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

     As a bank holding company, the Company is registered with and subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the Currency ("OCC"). Because the Bank was formerly chartered as a savings association, the Bank's deposits are insured by the Savings

                                                                  10
Association Insurance Fund ("SAIF") of the Federal Deposit
Insurance Corporation ("FDIC") up to the applicable limits for each depositor.

     The Company's principal executive office is located at the home office of the Bank at 19 Natchez Trace Drive, Lexington, Tennessee 38351, and its telephone number is (901) 968-6624. The branch building is located at 435 West Church Street, and its telephone number is (901) 968-9599

     The Bank is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Henderson County and surrounding counties in West Tennessee. To a lesser extent, Lexington also originates construction loans, land loans and consumer loans. It also has a significant amount of investments in mortgage-backed securities, United States Government and federal agency obligations, and tax exempt securities.

     The profitability of the Bank depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans, mortgage-backed securities and investment securities, and interest expense on interest-bearing deposits and borrowings. The Bank's net income also is dependent, to a lesser extent, on the level of its non-interest income and its non-interest expenses, such as compensation and benefits, occupancy and equipment, insurance premiums, and miscellaneous other expenses, as well as federal income tax expense.

                       FINANCIAL CONDITION
                       -------------------

     Consolidated assets of Community National were $33,822,252 as of June 30, 1998, compared to $31,215,702 on December 31, 1997, an increase of $2,606,550. This increase was composed of an increase in net loans receivable of $2,343,422, an increase in investments of $344,445, an increase in premises and equipment of $190,448, and an increase in cash of $219,866. These increases were offset by a decrease in mortgage backed securities of $626,691. The 16.70% annualized growth rate of assets for the six month period is in accordance with the Company's growth objectives.

     Loans receivable, net increased to $21,887,644 on June 30, 1998 from $19,544,222 on December 31, 1997, an increase of $2,343,422. Mortgage-backed securities decreased $626,691 to $3,391,671 at June 30, 1998 from $4,018,362 on December 31, 1997.
The increase in loans is attributable to increased advertising and more competitive loan products. The decrease in mortgage backed securities is primarily caused by principal payments.

     Deposits totaled $24,036,899 on June 30, 1998, an increase of $2,620,852 from $21,416,047 on December 31, 1997. The increase in deposits is primarily due to increased advertising and was primarily used to fund the increase in loans receivable.

                                                                    11
     Stockholders' equity was $8,567,973 on December 31, 1997, compared to $8,637,381 on June 30, 1998, an increase of $69,408.
The increase was due to reductions in unrealized loss in available-for-sale securities of $8,753, earnings for the quarter of $131,943, offset by the Company's cash dividends of $71,288.

                        RESULTS OF OPERATIONS
                        ---------------------

     Net income for the three months ended June 30, 1998, was $64,894 compared to $74,267 as of June 30, 1997. The decrease of $9,373 was due to an increase in non-interest expense of $97,900 and an increase in the provision for loan losses of $31,503, offset by an increase in net interest income of $93,328 and an increase in non-interest income of $11,328.

     Net earnings for the six months ended June 30, 1998 were $131,943, an increase of $669 compared to $131,274 for the six months ended June 30, 1997. The increase was primarily due to an increase in net interest income of $176,318 offset by an increase in non-interest expense of $173,891.

     Earnings per share for the quarter ended June 30, 1998, were $0.09 per share based on an average of 712,866 shares outstanding compared to $.21 per share for the comparable quarter in 1997 based on an average of 362,131 shares outstanding.

     Earnings per share for the six months ended June 30, 1998, were $0.19 per share based on an average of 712,866 shares outstanding compared to $0.37 per share for the comparable six months ended in 1997 based on an average of 362,131 shares outstanding.

     Net interest income after provision for loan losses for the quarter ended June 30, 1998 was $285,002 compared to $223,177 for the quarter ended June 30, 1997, an increase of $61,825. This increase was a result of interest income increasing $130,055, from $499,604 in 1997 to $629,659 in 1998, while interest expense increased $36,727 from $273,482 in 1997 to $310,209 in 1998. The increase in interest income and interest expense is both due to increases in the average balance of interest-earnings assets and interest-bearing liabilities.

     Net interest income after provision for loan losses for the six months ended June 30, 1998 was $564,032 compared to $444,529 for the six months ended June 30, 1997, an increase of $119,503. This increase was a result of interest income increasing $214,700, from $998,539 in 1997 to $1,213,239 in 1998, while interest expense increased $38,382 from $544,836 in 1997 to $583,218 in 1998. The increase in interest income and interest expense is both due to increases in the average balance of interest-earning assets and interest-earning liabilities.

     Non-interest income increased from $27,973 for the quarter ended June 30, 1997 to $39,271 for the quarter ended June 30, 1998. The increase of $11,298 was due to higher service charge income and an increase in other operating income.

     Non-interest income increased from $42,610 for the six months ended June 30, 1997 to $77,436 for the six months ended June 30, 1998. The increase of $34,826 was due to higher service charge income and an increase in other operating income.

     The Company's non-interest expense for the three months ended June 30, 1998 was $236,765, compared to $138,866 for the comparable quarter in 1997. The increase of $97,899 was due to higher compensation and benefits expense, higher occupancy and equipment expense and higher other operating expenses, which were caused by additional personnel hired, and computer system upgrades in hardware and software.

     Non-interest expense for the six months ended June 30, 1998 was $455,482, an increase of $173,891 compared to $281,591 for the six months ended June 30, 1997. The increase was due to higher compensation and benefits expense, higher occupancy and equipment expense and higher other operating expenses which were caused by additional personnel hired, and computer system upgrades in hardware and software.

                     PROVISIONS FOR LOAN LOSSES
                     --------------------------

     The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience and independent analysis. The provision for loan losses for the three months ended June 30, 1998 was $34,448, while the provision for the comparable quarter in 1997 was $2,945. The provision for loan loss for the six months ended June 30, 1998 and 1997 are $65,989 and $9,174, respectively. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

                        NON-PERFORMING ASSETS
                        ---------------------

     On June 30, 1998, non-performing assets were $360,575 compared to $352,245 on December 31, 1997. At June 30, 1998, the
Bank's allowance for loan losses was $253,271 or 70% of non-performing assets compared to $195,239 or 55% at December 31, 1997.

     Loans are considered non-performing when the collection of principal and/or interest is not expected, or in the event, payments are more than 90 days delinquent.

     The allowance for loan losses was 1.15% of total loans as of June 30, 1998, compared to .99% at December 31, 1997.

                          REGULATORY CAPITAL
                          ------------------

     The Bank is subject to various regulatory capital
requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory
and possibly additional discretionary   actions by regulators that,
if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures if the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                                                                   13
     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios on total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations) and Tier 1 capital to adjusted total assets (as defined).

                                                                          To Be Well
                                                                       Capitalized Under
                                                    For Capital        Prompt Corrective
                                  Actual         Adequacy Purposes     Action Provision
                            ------------------   ------------------   -------------------
                              Amount    Ratio      Amount    Ratio      Amount    Ratio
                            ----------  ------   ----------  ------   ----------  -------
As of June 30, 1998
  Total Risk-Based Capital
    (To Risk-Weighted
    Assets)                 $6,677      39.9%    $1,337      8.0%     $1,672      10.0%

  Tier 1 Capital
    (To Risk-Weighted
    Assets)                 $6,467      38.7%    $  688      4.0%     $1,003       6.0%

  Tier 1 Capital
   (To Adjusted Total
   Assets)                  $6,467      19.3%    $1,343      4.0%     $1,678       5.0%

LIQUIDITY
---------

     The Bank's principal sources of funds for investments and operations are net earnings, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $24 million at June 30, 1998.

     As a national bank, it has no specific requirements concerning minimum levels of liquid assets. The Bank maintained a liquidity ratio of 23% at June 30, 1998 of net withdrawable savings deposits and borrowings payable on demand or in one year or less.

     The bank's most liquid assets are cash and cash equivalents, which are cash on hand, amount due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $2.97 million at June 30, 1998. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

     Net cash provided by operating activities decreased from $199,899 for six months ended June 30, 1997 to $81,483 for six months ended June 30, 1998. The decrease was due to the timing of income tax payments.

                                                    14
             RECENT ACCOUNTING PRONOUNCEMENTS
             --------------------------------

No recent accounting pronouncements have been issued that are expected to have any significant effect on the financial position of the Company that have not already been adopted by the Company

                    PART II - OTHER INFORMATION


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


                  COMMUNITY NATIONAL CORPORATION
                           Registrant


Date: August 11, 1998              /s/ Howard Tignor
                                   __________________________
                                   Howard Tignor, President
                                   and Chief Executive Officer
                                   (Duly Authorized Officer)