Form 10QSB
period 1998-09-30
COMMUNITY NATIONAL CORP /TN
filed 1998-11-16
CIK 1042726

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB
(MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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
Yes (X)           No ( )


     Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.


        Class                    Outstanding at October 31, 1998
-----------------------------    -------------------------------
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

                                                              1
                 COMMUNITY NATIONAL CORPORATION
                       (AND SUBSIDIARY)
                 CONSOLIDATED BALANCE SHEETS
           SEPTEMBER 30, 1998 and DECEMBER 31, 1997

                                            (Unaudited)
                                           September 30,    December 31,
                                               1998             1997
                                           ------------     ------------
            ASSETS
Cash and cash equivalents:
  Non-interest bearing                     $    302,792    $    211,969
  Interest bearing                            3,435,269       2,529,814
Investment securities:
  Securities held-to-maturity (estimated
   market value of $691,250 (1998) and
   $1,176,788 (1997))                           657,701       1,157,492
  Securities available-for-sale, at
   estimated market value                     2,700,554       2,518,019
Mortgage-backed and related securities:
  Securities held-to-maturity (estimated
   market value of $421,016 (1998) and
   $627,868 (1997))                             418,047         556,783
  Securities available-for-sale, at
   estimated market value                     2,708,713       3,461,579
Loans receivable, net                        23,843,495      19,544,222
Accrued interest receivable                     206,143         138,047
Real estate held for investment                                     336
Premises and equipment                          820,358         579,148
Stock investments:
  Stock in Federal Home Loan Bank, at cost      278,300         263,900
  Stock in Federal Reserve Bank, at cost        237,150         237,150
  Stock in Savings and Loan Data Corporation,
    at cost                                      15,000          15,000
Other assets                                     17,927           2,243
                                           ------------    ------------
       Total Assets                        $ 35,641,449    $ 31,215,702
                                           ============    ============
   LIABILITIES AND STOCKHOLDERS' EQUITY
   ------------------------------------
Liabilities:
  Deposits                                 $ 25,936,933    $ 21,416,047
  Advances from FHLB                            697,710         821,777
  Advances from borrowers for taxes
    and insurance                                 3,400             454
  Accrued interest payable                      184,200         169,954
Income taxes payable:
  Current                                        54,840          83,507
  Deferred                                      (14,551)          4,935
Accrued expenses and other liabilities          103,546         151,055
                                           ------------    ------------
        Total Liabilities                  $ 26,966,078    $ 22,647,729
        -----------------                  ------------    ------------

Stockholders' Equity:
  Preferred stock, 2,000,000 shares
    authorized, non issued or outstanding  $         --    $         --
  Common stock of $1.00 par value;
    8,000,000 shares authorized
    712,866 shares issued                       712,866         712,866
  Additional paid-in capital                  4,489,512       4,489,512
  Retained earnings - substantially
    restricted                                3,471,008       3,371,864
  Accumulated other comprehensive income,
    net of taxes                                  1,985          (6,269)
                                           ------------    ------------
        Total Stockholders' Equity         $  8,675,371    $  8,567,973
                                           ------------    ------------
        Total Liabilities & Stockholders'
          Equity                           $ 35,641,449    $ 31,215,702
                                           ============    ============
/TABLE

                  COMMUNITY NATIONAL CORPORATION
                          (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                             ---------------------  --------------------
                                                 1998        1997    1998         1997
                                             ----------- ---------  --------------------
INTEREST INCOME
  First mortgage loans                      $372,371     $361,489   $1,090,002  $1,073,244
  Consumer & other loans                     136,609       25,676      319,858      44,636
  Interest & dividends on investments:
     Taxable                                  42,970       36,280      126,200     119,928
     Tax-exempt                                6,252       18,265       37,287      54,795
     Dividends                                 4,996        4,653       21,683      13,418
  Interest on deposits with banks             33,352        9,974       88,200      39,736
  Interest on mortgage-backed securities      53,948       56,747      180,508     166,178
                                            --------     --------   ----------  ----------
     Total interest income                  $650,498     $513,084   $1,863,738  $1,511,935
     ---------------------                  --------     --------   ----------  ----------

INTEREST EXPENSE
  Interest on deposits                      $313,062     $270,400   $  865,186  $  778,418
  Interest on advances from FHLB              14,147       17,203       45,241      54,019
                                            --------     --------   ----------  ----------
     Total interest expense                 $327,209     $287,603   $  910,427  $  832,437
     ----------------------                 --------     --------   ----------  ----------

     Net interest income                    $323,289     $225,481   $  953,311  $  679,498
     -------------------
  Provision for loan losses                   28,592       10,901       94,581      20,074
                                            --------     --------   ----------  ----------
     Net interest income after provision
     -----------------------------------
       for loan losses                      $294,697     $214,580   $  858,730  $  659,424
       ---------------

NON-INTEREST INCOME
  Income from real estate held for
    investment                              $  2,025     $  2,775   $    7,075  $  7,425
  Service charges                             34,966       26,572       97,404    64,516
  Other operating income                       2,814        2,756       12,762     2,769
                                            --------     --------   ----------  --------
     Total non-interest income              $ 39,805     $ 32,103   $  117,241  $ 74,710
     -------------------------              --------     --------   ----------  --------

NON-INTEREST EXPENSE
  Compensation & benefits                   $114,758     $ 87,023   $  335,427  $268,434
  Occupancy & equipment                       29,080       12,375      115,074    32,756
  Federal deposit insurance premiums           2,830        3,598        9,699    11,032
  Data processing fees                        20,725       13,087       59,545    31,978
  Other operating expenses                    48,012       31,325      154,382    75,429
                                            --------     --------   ----------  --------
     Total non-interest expense             $215,405     $147,408   $  674,127  $419,629
     --------------------------             --------     --------   ----------  --------
  Income before income taxes                $119,097     $ 99,275   $  301,844  $314,505
  Income tax expense                          41,725       31,544       95,768   116,872
                                            --------     --------   ----------  --------
     Net Income                             $ 77,372     $ 67,731   $  206,076  $197,633
     ----------                             ========     ========   ==========  ========

  Earnings per common share                 $   0.11     $   0.19   $     0.29  $   0.55
                                            ========     ========   ==========  ========
  Diluted earnings per share                $   0.11     $   0.19   $     0.29  $   0.55
                                            ========     ========   ==========  ========
  Dividends paid per share                  $   0.05     $   0.20   $     0.15  $   0.60
                                            ========     ========   ==========  ========

                 COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                           (UNAUDITED)

                                                 September 30,
                                             -----------------------
                                                 1998        1997
                                             ----------- -----------
Net income                                   $206,076    $197,633

Other comprehensive income, net of tax:

    Unrealized gains on securities held
      as available-for-sale, net of
      applicable deferred income taxes
      of $4,634 (1998) and $18,814 (1997)       8,254      36,521
                                             --------    --------
Other comprehensive income                   $214,330    $234,154
                                             ========    ========

               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR NINE MONTHS ENDED SEPTEMBER 30, 1998

                         (UNAUDITED)

                                                                             Accumulated
                                   Common Stock     Additional                 Other          Total
                                 -----------------    Paid-in    Retained   Comprehensive  Stockholders'
                                 Shares     Amount    Capital    Earnings      Income         Equity
                                 ------     ------   ---------   ---------  -------------  -----------
Balance at December 31, 1997      712,866   $712,866  $4,489,512  $3,371,864    $(6,269)    $8,567,973

Comprehensive income:
  Net income                                                         206,076                   206,076

  Change in unrealized gain
    (loss) on securities
    available-for-sale, net of
    applicable deferred income
    taxes of $4,634                                                               8,254          8,254
Dividends paid ($.15 per share)         -          -           -    (106,932)         -       (106,932)
                                  -------   --------  ---------- -----------    -------     ----------
Balance at September 30, 1998     712,866   $712,866  $4,489,512 $ 3,471,008    $ 1,985     $8,675,371
                                  =======   ========  ========== ===========    =======     ==========

               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
    NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                        (UNAUDITED)

                                                      September 30,
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                     $    206,076    $     197,633
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for losses on loans                      94,581           20,074
   Provision for depreciation                         89,667           12,854
   Amortizations of investment securities                                 -
     premiums and discounts (net)                     10,422              505
   Stock in FHLB received as dividends               (14,400)         (13,300)
 Changes in operating assets and liabilities:
   (Increase) decrease in interest receivable        (68,096)          (9,946)
   (Increase) decrease in other assets               (15,684)        (111,494)
   Increase (decrease) in interest payable            14,246            6,188
   Increase (decrease) in income taxes               (52,787)          98,532
   Increase (decrease) in other liabilities          (47,509)          (1,833)
                                                ------------     ------------
 Net Cash Provided by Operating Activities      $    216,516     $    199,213
 -----------------------------------------      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Net (increase) decrease in loans receivable    $ (4,299,273)    $ (1,660,004)
 Net (increase) decrease in time deposits                  -          100,000
 Additions to premises & equipment                  (378,638)        (166,387)
 Purchase of mortgage-backed securities             (495,000)      (1,000,000)
 Proceeds from maturities of mortgage-
  backed securities                                   42,399
 Principal payments on mortgage-backed
  securities                                         868,034          624,137
 Principal payments on SBA security                   54,407
     Purchase of investment securities              (700,000)      (1,000,000)
 Proceeds from maturities of investment            1,395,000        1,593,845
                                                ------------     ------------
Net Cash Provided by Investing Activities       $ (3,513,071)    $ (1,508,409)
-----------------------------------------       ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase (decrease) in deposits            $  4,520,886     $  1,637,502
 Repayments of FHLB advances                        (124,067)         (91,832)
 Net increase in advances from borrowers
  for taxes and insurance                              2,946           (1,707)
 Payment of dividends                               (106,932)         (52,740)
                                                ------------     ------------
Net Cash Provided by Financing Activities       $  4,292,833     $  1,491,223
------------------------------------------      ------------     ------------

Increase (Decrease) in Cash and Cash
  Equivalents                                   $    996,278     $    182,027
                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                         $  2,741,783     $    542,045
                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  3,738,061     $    724,072
                                                ============     ============

               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

              CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
     NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                        (UNAUDITED)

                                                         SEPTEMBER 30,
                                                ----------------------------
                                                    1998            1997
                                                ------------    ------------
Supplemental disclosure of cash flow
  information:
   Cash paid for:
    Interest                                    $   910,427     $    832,437
    Taxes taxes, net of refunds                     128,766           17,016
 Non-cash investing and financing:
   Stock dividends received from Federal
     Home Loan Banks                                 14,400           13,300
   Total net increase (decrease) in unrealized
    loss on securities available-for-sale             8,254           36,521

                COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Community National Corporation and subsidiary have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Corporation's Annual Report for year ended December 31, 1997, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements have been included. The statements of earnings for the quarter and six month's ended June 30, 1998, are not necessarily indicative of the results which may be expected for the entire year. The December 31, 1997 consolidated balance sheet has been derived form the audited consolidated financial statements as of that date.

(2) EARNINGS PER SHARE

    Net earnings per share of common stock for the nine months ended September 30, 1997 and the nine month period ended September 30, 1998 of $0.55 and $0.29 were computed by dividing the net income by the weighted average number of shares outstanding for the year. All per share amounts prior to December 11, 1997, the date of reorganization, have been adjusted for the exchange rate of 2.581243. Diluted earnings per share has not been presented because the Company has a simple capital structure.

(3) NEW ACCOUNTING STANDARDS

    The Company adopted FASB Statement no. 130, Reporting Comprehensive Income in 1998. All periods presented are in accordance with SAFS 130. Statement no. 130 requires the reporting of comprehensive income in addition to net income form operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. This comprehensive income consists of securities classified as available-for-sale by the Company.

(4) YEAR 2000 COMPLIANCE

    The year 2000 poses many challenges for the banking industry. Many automated applications may cease to properly function as a result of how date fields have historically been programmed. Many programs were designed and developed without considering the impact of the upcoming change in the century. Failure to address this issue in a timely manner may cause banking institutions to experience operational problems and could cause disruption of financial markets. Many experts believe that even the most prepared organizations may encounter some implementation problems. As a result, Community National Bank has developed a Year 2000 Strategic Plan (the "Plan") to take the necessary steps to insure that problems and disruptions are minimized.

    The bank's data processing system is outsourced to Intrieve, a service bureau that services the majority of all thrifts and savings and loans throughout the nation. All systems including all bank PC's are integrated with the service bureau applications. Over $200,000 has been spent on upgrading all equipment, software and systems. This was done principally to modernize operations, but a substantial portion of this investment would have been required for Year 2000 compliance alone. Final testing for Year 2000 compliance has been completed with all applications performing with Year 2000 dates. Successful tests have been completed with all vendors and correspondents with which the bank directly interfaces. The bank is Year 2000 compliant at this point. Additional testing will be made during 1999 to check and reinforce compliance readiness. Should any unforeseen glitches arise the bank has a contingency plan with several alternatives to meet the worst case scenario.

    The bank's customers have been notified and couseled. All commercial customers with Year 2000 requirements have been couseled one on one with compliance assured to the bank's satisfaction.

    The cost of addressing the Year 2000 issue has had no material impact on earnings since the expenditures meeting Year 2000 requirements were required and planned for modernization alone. With testing reflecting compliance to date, there are no indications of material impact on earnings or uncertainty of future operation results or financial condition.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

     As a bank holding company, the Company is registered with, and subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Bank is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the Currency ("OCC"). Because the Bank was formerly chartered as a savings association, the Bank's deposits are insured by the Savings.

    Association Insurance Fund ("SAIF") of the Federal Deposit
Insurance Corporation ("FDIC") up to the applicable limits for each depositor.

     The Company's principal executive office is located at the home office of the Bank at 19 Natchez Trace Drive, Lexington, Tennessee 38351, and its telephone number is (901) 968-6624.
The branch building is located is at 435 West Church Street, and its phone number is (901) 968-9599.

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

FINANCIAL CONDITION

Consolidated assets of Community National were $35,641,449 as of September 30, 1998, compared to $31,215,702 on December 31, 1997, an increase of $4,425,747. This increase was composed of an increase in net loans receivable of $4,299,273, an increase in premises and equipment of $241,210, and an increase in cash of $996,278. These increases were offset by decreases in mortgage backed securities of $891,602 and in investment securities of $317,256. The 19% annualized growth rate of assets for the quarter is in accordance with the Company's growth objectives. The funds were used to purchase investment securities, interest bearing deposits and to fund loan growth.

Loans receivable, net increased to $23,843,495 on September 30, 1998 from $19,544,222 on December 31, 1997, an increase of $4,299,273. Mortgage-backed securities decreased

$891,602 to $3,126,670 at September 30, 1998 from $4,018,362 on
December 31, 1997. The increase in loans is attributable to increased advertising and more competitive loan products. The decrease in mortgage backed securities is primarily caused by principal payments.

Deposits totaled $25,936,933 on September 30, 1998, an increase of 4,520,886 from $21,416,047 on December 31, 1997. The increase in deposits is primarily due to increased advertising and was primarily used to fund the increase in loans receivable.

Stockholders' equity was $8,567,973 on December 31, 1997, compared to $8,675,371 on September 30, 1998, an increase of $107,398. The increase was due to reductions in unrealized loss on available-for-sale securities of $8,254, earnings for the year of $206,076, off-set by the Company's quarterly cash dividends of $106,932.

RESULTS OF OPERATIONS


Net income for the three months ended September 30, 1998 was $77,372 compared to $67,731 as of September 30, 1997. The increase of $9,641 was due to a increase in net interest income of $97,808, offset by an increase in non-interest expense of $67,997.

Net earnings for the nine months ended September 30, 1998 were $206,076, an increase of $8,443 compared to $197,633 for the nine months ended September 30, 1997. The increase was primarily due to an increase in net interest income of $273,813 offset by an increase in non-interest expense of $254,498.

Earnings per share for the quarter ended September 30, 1998, were $0.11 per share based on an average of 712,866 shares outstanding compared to $.19 per share for the comparable quarter in 1997 based on an average of 362,131 shares outstanding.

Earnings per share for the nine months ended September 30, 1998, were $0.29 per share based on an average of 712,866 shares outstanding compared to $0.55 per share for the comparable nine months ended in 1997 based on an average of 362,131 shares outstanding.

Net interest income after provision for loan losses for the quarter ended September 30, 1998 was $294,697 compared to $214,580 for the quarter ended September 30, 1997, an increase of $80,117. This increase was a result of interest income increasing $137,414, from $513,084 in 1997 to $650,498 in 1998, while interest expense increased $39,606 from $287,603 in 1997 to $327,209 in 1998. The increase in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-bearing liabilities.

Net interest income after provision for loan losses for the nine months ended September 30, 1998 was $858,730 compared to $659,424 for the nine months ended September 30,

1997, an increase of $199,306. This increase was a result of interest income increasing $351,803, from $1,511,935 in 1997 to $1,863,738 in 1998, while interest expense increased $77,990 from $832,437 in 1997 to $910,427 in 1998. The increase in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-earning liabilities.

Non-interest income increased from $32,103 for the quarter ended
September 30, 1997 to $39,805 for the quarter ended September
30, 1998. The increase of $7,702 was due to higher service charge income and an increase in other operating income.

Non-interest income increased from $74,710 for the nine months ended September 30, 1997 to $117,241 for the nine months ended
September 30, 1998. The increase of $42,531 was due to higher service charge income.

The Company's non-interest expense for the three months ended September 30, 1998 was $215,405 compared to $147,408 for the comparable quarter in 1997. The increase of $67,997 was due to higher compensation and benefits expense, higher occupancy and equipment expense and higher other operating expenses which were caused by additional personnel hired, and computer system upgrades in hardware and software.

Non-interest expense for the nine months ended September 30, 1998 was $674,127, an increase of $254,498 compared to $419,629 for the nine months ended for September 30, 1997. The increase was due to higher compensation and benefits expense, higher occupancy and equipment expense and higher other operating expenses which were caused by additional personnel hired, and computer system upgrades in hardware and software.

PROVISIONS FOR LOAN LOSSES

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience and independent analysis. The provision for loan losses for the three months ended September 30, 1998 was $28,592, while the provision for the comparable quarter in 1997 was $10,901. The provision for loan loss for the nine months ended September 30, 1998 and 1997 are $94,581 and $20,074 respectively. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NON-PERFORMING ASSETS

On September 30, 1998, non-performing assets were $632,205 compared to $352,245 on December 31, 1997. At September 30,
1998, the Bank's allowance for loan losses was

$281,863 or 45% of non-performing assets compared to $195,239 or 55% at December 31, 1997.

Loans are considered non-performing when the collection of principal and/or interest is not expected, or in the event, payments are more than 90 days delinquent.

The allowance for loan losses was 1.18% of total loans as of September 30, 1998, compared to .99% at December 31, 1997.

REGULATORY CAPITAL

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

                                                                          To Be Well
                                                                       Capitalized Under
                                                    For Capital        Prompt Corrective
                                  Actual         Adequacy Purposes     Action Provisions
                            ------------------   ------------------   -------------------
                              Amount    Ratio      Amount    Ratio      Amount    Ratio
                            ----------  ------   ----------  ------   ----------  -------
As of September 30, 1998
  Total Risk-Based Capital
    (To Risk-Weighted
    Assets)                 $6,756      37.1%    $1,456      8.0%     $1,820      10.0%

  Tier 1 Capital
    (To Risk-Weighted
    Assets)                 $6,528      35.8%    $  728      4.0%     $1,092       6.0%

  Tier 1 Capital
   (To Adjusted Total
   Assets)                  $6,528      18.2%    $1,430      4.0%     $1,788       5.0%

LIQUIDITY
---------

The Bank's principal sources of funds for investments and operations are net earnings, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $26 million at September 30, 1998.

The Bank's is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank maintained a liquidity ratio of 22% at September 30, 1998.

The bank's most liquid assets are cash and cash equivalents, which are cash on hand, amount due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $3.74 million at September 30, 1998. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Net cash provided by operating activities increased from 199,213 for nine months ended September 30, 1997 to 216,516 for nine months ended September 30, 1998. The increase was due to the timing of income tax payments.

RECENT ACCOUNTING PRONOUNCEMENTS

This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those at fair value. If certain conditions are met, a derivative may be specifically designated a (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an availble-for-sale security, or a foreign-currency-denominated forecasted transaction.

This statement is not expected to have any significant effect on the financial position of the bank. In addition no other recent accounting pronouncements have been issued that are expected to have any significat effect on the financial position of the bank that have not alreadu been adopted by the bank.

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

          None

                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  COMMUNITY NATIONAL CORPORATION
                           Registrant


Date: November 12, 1998            /s/ Howard Tignor
                                   __________________________
                                   Howard Tignor, President
                                   and Chief Executive Officer
                                   (Duly Authorized Officer)