Form 10KSB40
period 1998-12-31
COMMUNITY NATIONAL CORP /TN
filed 1999-03-31
CIK 1042726

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from  ______ to ______

                          Commission File No. 0-23411

                        COMMUNITY NATIONAL CORPORATION
                ----------------------------------------------
                (Name of small business issuer in its charter)

             Tennessee                                          62-1700975
---------------------------------                         ----------------------
 (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                         Identification Number)

19 Natchez Trace Drive, Lexington, Tennessee                       38351
--------------------------------------------              ----------------------
(Address of principal executive offices)                        (Zip Code)

        Issuer's telephone number, including area code: (901) 968-6624
                                                        --------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

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

Check here if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The issuer's revenues for the fiscal year ended December 31, 1998 were $2,702,722.

Based on the most recent sale of the common stock at a price of $10.50 per share, the aggregate market value of the voting stock held by non-affiliates on March 15, 1999 was $5.7 million. For purposes of this calculation, it is assumed that directors, officers and the Company's Management Recognition Plan are affiliates. On such date, 712,866 shares of the common stock were issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  [  ] No [ X ]

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the 1998 Annual Report to Stockholders for the year ended December 31, 1998 (Parts I and II)
     2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders (Part III)

                                    PART I

Item 1.  Description of Business
--------------------------------

General

     The Company.   Community National Corporation (the "Company") was organized under the laws of the State of Tennessee in July 1997 at the direction of the Board of Directors of Lexington First Federal Savings Bank ("Lexington First") in connection with the second step conversion of Lexington First Federal Mutual Holding Company and the reorganization of Lexington First as a subsidiary of the Company (the "Stock Conversion"). On December 11, 1997, the Stock Conversion was consummated and the Company completed its initial public offering of its common stock. A total of 485,759 shares were sold at $10.00 per share. Net proceeds from the offering amounted to approximately $4.5 million. Immediately following the Stock Conversion, Lexington First converted from a federal stock savings bank to a national bank (the "Bank Conversion") known as Community National Bank of Tennessee (the "Bank"). Unless otherwise stated herein, references to the Bank refer to the Bank and its predecessor, Lexington First. The Company is registered with and subject to the regulation and supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA").

     The Company's principal business is overseeing the business of the Bank and investing the portion of the net proceeds, from its initial public offering retained by it. The Company has no significant assets other than the outstanding capital stock of the Bank and the portion of the net proceeds from the Stock Conversion offering retained by the Company. The Company has no
significant liabilities.    Accordingly, the information set forth herein,
relates primarily to the Bank. At December 31, 1998, the Company had consolidated total assets of $38.7 million, deposits of $29.0 million and stockholders' equity of $8.6 million.

     The Company's principal executive office is located at the home office of the Bank at 19 Natchez Trace Drive, Lexington, Tennessee 38351, and its telephone number is (901) 968-6624. The branch building is located at 435 West Church Street, Lexington, Tennessee, and its telephone number is (901) 968-9599.

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

     Beginning in February 1997, the Bank's emphasis shifted to full service banking, diversification of the loan portfolio, the origination of long term fixed rate mortgage loans solely for sale in the secondary market, and the offering of a greater variety of transaction accounts. Current Bank policy restricts fixed rate loans to five years with limited exceptions. To reduce and control interest rate risk, the Bank has emphasized the origination of variable rate loans, short term loans and balloon loans of one, two, three and five years. The business emphasis of the Bank is the diversification in the portfolio with the origination of quality consumer and commercial business and commercial real estate loans in order to both reduce and control interest rate risk, and to increase the interest rate spread.

     Community National Bank Branch. In the spring of 1998, a new full service, high visibility branch office opened. The branch is a full service branch with two drive-up windows, three inside teller stations, two offices and desks in the lobby. The branch has been initially staffed with one loan officer and three teller/customer service representatives.

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

Lending Activities

     General. The Bank, through its office in Lexington, Tennessee, had primarily originated single-family residential real estate loans up to February 1, 1997. In the past the Bank had made fixed rate mortgage loans of ten, fifteen, twenty and thirty years, resulting in above average interest rate risk. Current Bank policy restricts fixed rate loans to five years with limited exceptions. The reduction and control of interest rate risk, and the origination of variable rate loans, short term loans and balloon loans of one, two, three and five years are emphasized. Diversification of the portfolio with emphasis on consumer and commercial lending began in 1997, and will continue in order to both reduce and control interest rate risk and to increase the interest rate spread. In 1997 the Bank prepared to originate long-term fixed rate mortgage loans to be sold in the secondary market. The Bank does not originate such loans without a forward commitment in place for sale, and such loans will not be held in the Bank's loan portfolio. The Bank also makes construction loans on residential and commercial properties. The Bank is offering full lending services covering the lending needs of the community with emphasis on, and soliciting of, loans of average to above average quality in both the consumer and commercial sector. Consumer and commercial real estate and commercial business loans totaling $8.6 million were originated during the year ended December 31, 1998. At December 31, 1998, $17.5 million or 64.49% of the Bank's gross loan portfolio consisted of single-family residential mortgage loans, as compared to 82.85% of the gross loan portfolio at December 31, 1997. In 1998 the Bank added personal loans of $439,000, agricultural loans of $204,000, mobile home loans of $146,000 and increased commercial business loans to $1.6 million and commercial real estate loans to $4.9 million, for a total of $6.5 million or 23.88% of the gross loan portfolio.

Analysis of Loan Portfolio

     Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                                                     At December 31,
                                           ----------------------------------
                                                  1998              1997
                                           ----------------   ---------------
                                            Amount     %       Amount     %
                                           -------   ------   -------   -----
                                                (Dollars in thousands)
Type of Loan:
------------
Real estate loans:
  One- to four-family...............       $17,548    64.49%  $16,599   82.85%
   Commercial loans.................         4,856    17.85        26    0.13
Construction loans:
 One- to four-family................           433     1.59       282    1.41
Consumer loans:
  Savings account...................           377     1.39       561    2.80
  Other consumer....................         2,355     8.65       866    4.93
Commercial business.................         1,641     6.03     1,700    8.48
                                           -------   ------   -------   -----
                                            27,210   100.00%   20,034   100.00%
                                                     ======             ======
Less:
  Loans in process..................           426                272
  Deferred loan fees and discounts..            13                 23
  Allowance for loan losses.........           368                195
                                           -------            -------
    Total...........................       $26,403            $19,544
                                           =======            =======

     Loan Maturity Schedule. The following table sets forth certain information at December 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity, including scheduled repayments of principal. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The table does not include any estimate of prepayments which significantly shorten the average life of all mortgage loans and may cause the Bank's repayment experience to differ from that shown below.


                                                 Due after      Due after      Due after       Due after
                               Due during the    1 through      3 through      5 through       10 through    Due after 20
                                year ending    3 years after  5 years after  10 years after  20 years after  years after
                                December 31,   December 31,   December 31,    December 31,    December 31,   December 31,
                                    1999           1998           1998            1998            1998           1998       Total
                               --------------  -------------  -------------  --------------  --------------  ------------  -------
                                                                         (In thousands)
Real estate mortgage loans:
   One- to four-family.......          $3,690         $2,890         $3,116          $3,755          $3,089        $1,008  $17,548
   Commercial................           1,084            396          2,309             818             249            --    4,856
 Construction loans:
   One- to four-family.......             433             --             --              --              --            --      433
 Consumer loans:
   Savings account...........             354             23             --              --              --            --      377
   Other consumer............           1,085            324            790             100              56            --    2,355
 Commercial business.........             405            384            319             281             252            --    1,641
                                       ------         ------         ------          ------          ------  ------------  -------
       Total.................          $7,051         $4,017         $6,534          $4,954          $3,646        $1,008  $27,210
                                       ======         ======         ======          ======          ======  ============  =======

     The next table sets forth at December 31, 1998, the dollar amount of all loans due one year or more after December 31, 1998 which have predetermined interest rates and have floating or adjustable interest rates.

                                    Fixed Rate  Adjustable Rate
                                    ----------  ---------------
                                          (In thousands)
Real estate loans:
 One- to four-family..............     $12,738           $1,120
 Commercial.......................       3,772               --
Construction:
 One- to four-family residential..          --               --
Consumer loans:
 Savings accounts.................          23               --
 Other consumer loans.............       1,270               --
Commercial business...............       1,236               --
                                       -------           ------
  Total...........................     $19,039           $1,120
                                       =======           ======

     One to Four Family Residential Real Estate Lending. The mortgage loans originated by the Bank are primarily conventional mortgage loans, originated in amounts of less than $100,000, secured by single-family properties located in the Bank's market area. As of December 31, 1998, loans on single-family residential properties accounted for approximately 64.49% of the Bank's loan portfolio.

     The Bank's mortgage loan originations had previously been for terms of 10, 15 and 20 years, amortized on a monthly basis with interest and principal due each month. Beginning in 1998, the Bank has emphasized the origination of balloon loans with one, three and five year terms, as well as other short-term and variable rate loans. Residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms as borrowers may refinance or prepay loans at their option, without penalty. Conventional residential mortgage loans granted by the Bank contain "due-on-sale" clauses which permit the Bank to accelerate the indebtedness of the loan upon transfer of ownership of the mortgaged property. The Bank's lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 90% of the lesser of the appraised value or purchase price of the property.

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

     The Bank also originates conventional fixed rate long-term mortgages for sale in the secondary market. Although the Bank had, in past years, retained these loans for its own portfolio, the Bank plans to sell all future conventional long-term fixed rate mortgages in the secondary market. During the year ended December 31, 1998 and 1997, the Bank originated $4.6 million and $4.5 million in fixed rate mortgages, respectively, while $4.5 million and $800,000 in mortgage loans during such periods, respectively, were paid off, due to loans which were refinanced during those periods.

     Construction Lending. The Bank engages in a limited amount of construction lending, involving loans to qualified borrowers for construction of single-family residential properties. These properties are primarily located in the Bank's market area. As of December 31, 1998, the Bank's loan portfolio included 27 construction loans, totaling $433,000, all of which were to convert to permanent loans. All construction loans are secured by a first lien on the property under construction. Loan proceeds are disbursed in increments as construction progresses and as inspection warrants. Construction loans can have either fixed or adjustable interest rates, and as permanent loans, have a maximum loan-to-value ratio of 80%. Borrowers must satisfy all credit requirements that apply to permanent mortgage loan refinancing.

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

     Commercial Business and Commercial and Multi-Family Real Estate Lending. Historically, the Bank has engaged in very little commercial real estate lending, except to facilitate the sale of real estate owned. This changed in 1997 and 1998, as the Bank originated a significant amount of commercial business and commercial real estate loans. The Bank, at December 31, 1998, had in its portfolio commercial real estate loans totaling $4.9 million. The Bank will consider making any such loans that meet the Bank's underwriting standards, in keeping with its goals of meeting the credit needs of the community by seeking high quality business and commercial and multi-family real estate loans. The Bank has no multi-family real estate loans at this time. Two commercial real estate loans totaling $284,000 were placed on non-accrual status as of December 31, 1998.

     As part of its strategy to become more active in commercial banking activities, the Bank expects that it will become significantly more involved in commercial real estate and commercial business lending in its market area. Subject to market conditions and demand, the Bank expects to originate loans to small retail, commercial, agricultural and manufacturing businesses in Henderson County, Tennessee. Since President Tignor joined the Bank, the Bank has originated or agreed to loan commitments for various commercial business and commercial real estate loans in the local market area. Total commercial business loans outstanding as of December 31, 1998 were $1.6 million, the largest of which was for $515,000. The Bank plans to continue solicitation of commercial loans.

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

     Loan Originations, Solicitation and Processing. Loan originations are derived from a number of sources. Residential mortgage loan originations primarily come from walk-in customers and referrals by realtors, depositors and borrowers. In addition, the Bank is aggressive in its loan advertising. Real estate loans are originated by the Bank's staff of salaried loan officers. Applications are processed in the Bank's office, and submitted for approval, as noted below.

     Upon receipt of a loan application from a prospective borrower, a credit report and verifications are ordered to verify specific information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is undertaken by a Bank appraiser or a fee appraiser approved by the Bank. The Board of Directors of the Bank has the responsibility and authority for general supervision over the lending policies of the Bank. The Board has established written lending policies for the Bank and individual loan officers of the Bank have been granted authority to approve loans up to varying specified dollar amounts, depending upon the type of loan. In addition, the Officer's Loan Committee, currently comprised of three loan officers, has the authority to approve loans of up to $200,000. All loans in excess of $200,000 are approved by the Loan Committee consisting of Pat Carnal, Stephen Milam, Stephen Lowry, Robert Thomas and Howard Tignor. Loan applicants are promptly notified of the decision of the Bank.

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

     Under applicable law, with certain limited exceptions, loans and extensions of credit by a national bank to a person outstanding at one time shall not exceed 15% of the institution's unimpaired capital and surplus. Loans and extensions of credit fully secured by readily marketable collateral may comprise an additional 10% of unimpaired capital and surplus. Under these limits, the Bank's loans to one borrower were limited to $2.2 million at December 31, 1998. At that date, the Bank had no lending relationships in excess of the loans-to-one-borrower limit.

     Interest rates charged by the Bank on loans are affected principally by competitive factors, the demand for such loans and the supply of funds available for lending purposes. These factors are, in turn, affected by general economic conditions, monetary policies of the federal government, including the Federal Reserve Board, legislative tax policies and government budgetary matters.

     Set forth below is a table showing the Bank's loan origination and loan sales activity for the periods indicated. The Bank purchased $49,000 in one- to four-family loans during 1998 which represents two loans.


                                             Year Ended December 31,
                                             -----------------------
                                              1998             1997
                                             -------          ------
                                                (In thousands)
Loans originated:
  Real estate loans:
   One- to four-family.............          $ 4,640          $4,473
   Multi-family....................               --              --
   Commercial......................            5,289              31
 Construction loans:
   One- to four-family.............              983             755
  Consumer loans:
   Savings account.................              261             417
   Other consumer..................            2,844           1,404
 Commercial business loans.........              228           1,796
                                             -------          ------
    Total loans originated.........          $14,245          $8,876
                                             =======          ======

Loans purchased
 Real estate loans:
   One-to four-family residential..          $    49          $   --
                                             =======          ======

Loans sold.........................          $ 1,384          $  390
                                             =======          ======

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

                                                          At December 31,
                                                          ----------------
                                                           1998      1997
                                                          -----      -----
                                                        (Dollars in thousands)
Loans accounted for on a nonaccrual basis: (1)
 Real estate:
   One- to four-family...........................         $  67      $ 248
   Commercial loans..............................           284         --
 Consumer loans..................................            13         --
                                                          -----      -----
    Total........................................         $ 364      $ 248
                                                          =====      =====

Accruing loans which are contractually
  past due 90 days or more:
 Real estate loans:
  One- to four-family............................         $  66      $  --
 Consumer loans..................................            --         --
                                                          -----      -----
    Total........................................         $  66      $  --
                                                          =====      =====

    Total non-performing loans...................         $ 430      $ 248
                                                          =====      =====
Percentage of total loans........................          1.60%      1.26%
                                                          =====      =====
Other non-performing assets......................         $  --      $  --
                                                          =====      =====
Loans modified in troubled debt  restructurings..         $  --      $  --
                                                          =====      =====

-----------------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely. Payments received on a nonaccrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan.

     At December 31, 1998, the Bank did not have any loans which were not currently classified as non-accrual, 90 days past due or restructured but where known information about possible credit problems of borrowers caused management to have serious concerns as to the ability of the borrowers to comply with present loan repayment terms and would result in disclosure as non-accrual, 90 days past due or restructured.

     At December 31, 1998, the Bank's non-accruing loans totaled $67,000 of residential loans with balances outstanding ranging from $10,000 to $30,000 and $284,000 of commercial real estate loans with balances of $125,000 and $159,000 and $13,000 of consumer loans with balances outstanding ranging from $1,500 to $4,700.

     Asset Classification and Allowance for Losses. Federal regulations require national banks to classify their assets on the basis of quality on a regular basis. An asset is classified as "substandard" if it is determined to be inadequately protected by the current retained earnings and paying capacity of the obligor or of the collateral pledged, if any. An asset is classified as "doubtful" if full collection is highly questionable or improbable. An asset is classified as "loss" if it is considered uncollectible, even if a partial recovery could be expected in the future. The regulations also provide for a "special mention" designation, described as assets which do not currently expose a national bank to a sufficient degree of risk to warrant classification but do possess credit deficiencies or potential weaknesses deserving management's close attention. Assets classified as substandard or doubtful require a national bank to establish general allowances for loan losses. If an asset or portion thereof is classified loss, a national bank must either establish a specific allowance for loss in the amount of the portion of the asset classified loss, or charge off such amount. Federal examiners may disagree with a bank's classifications. If a bank does not agree with an examiner's classification of an asset, it may appeal this determination to the District Manager of the OCC. The Bank regularly reviews its assets to determine whether any assets require classification or re-classification. At December 31, 1998, the Bank had $714,000 in classified assets, which consisted of $693,000 in assets classified as substandard, $0 in assets classified as doubtful and $0 in assets classified as loss and $21,000 in assets classified as special mention.

     In originating loans, the Bank recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the
quality of the security for the loan.   General allowances are made pursuant to
management's assessment of the risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate, or to provide specific loss reserves when necessary. In addition, following the Bank Conversion, the Bank has increased its portfolio of consumer and commercial loans which carry a higher risk of default than mortgage loans. The Bank performs a quarterly analysis of the loans originated, its loan portfolio and the characteristics of that portfolio in order to determine the proper amount to add to its loan loss provisions. Based on these factors, the Bank contributed to its general loan loss reserve by adding an allowance of $231,000 for the year ended December 31, 1998, to the loan loss reserve account. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions vary from the assumptions used in making the initial determinations.

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

     The following table sets forth an analysis of activity in the Bank's allowance for loan losses for the periods indicated.

                                                   Year Ended December 31,
                                                  ------------------------
                                                   1998              1997
                                                  -------          -------
                                                   (Dollars in thousands)
Balance at beginning of period.........           $   195          $   141

Loans charged off:
  Real estate mortgage:
    One- to four-family................                50               --
    Multi-family.......................                --               --
  Consumer.............................                 8               --
                                                  -------          -------
Total charge-offs......................           $    58          $    --
                                                  -------          -------

Recoveries:
 Real estate mortgage:
   One- to four-family.................           $    --          $    --
   Multi-family........................                --               --
   Commercial..........................                --               --
 Consumer..............................                --               --
 Commercial business loans.............                --               --
                                                  -------          -------
Total recoveries.......................           $    --          $    --
                                                  -------          -------

Net loans charged off..................           $    58          $    --
                                                  -------          -------

Provision for loan losses..............               231               54
                                                  -------          -------

Balance at end of period...............           $   368          $   195
                                                  =======          =======

Ratio of net charge-offs to average
  loans outstanding during the period..            0.2245%          0.0000%
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

     General allowances are made pursuant to management's assessment of risk in the Bank's loan portfolio as a whole. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the net realizable value of the security for the loan. Management also reviews individual loans for which full collectibility may not be reasonably assured and evaluates among other things the net realizable value of the underlying collateral. Management continues to actively monitor the Bank's asset quality and to charge off loans against the allowance for loan losses when appropriate or provide specific loan losses when necessary. As of December 31, 1998, the Bank's allowance for loan losses did not include any specific loss reserves. Although management believes it uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the economic conditions in the assumptions used in making the initial determinations.

     The following table allocates the Bank's allowance for loan losses by loan category at the dates indicated. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                              At December 31,
                              -----------------------------------------------
                                        1998                    1997
                              -------------------------  --------------------
                                            Percent of           Percent of
                                             Loans in              Loans in
                                           Category to           Category to
                                Amount     Total Loans   Amount  Total Loans
                              -----------  ------------  ------  ------------
                                             (Dollars in thousands)
Real estate loans:
   One- to four-family......        $ 188        64.49%    $106        82.85%
   Commercial...............           65        17.85        6         0.13
   Construction.............            6         1.59        3         1.41

Consumer loans:
 Savings account............           --           --       --         2.80
 Other consumer.............           37         8.65       20         4.33
Commercial business.........           22         6.03       10         8.48
Unallocated.................           50           --       50           --
                                    -----       ------     ----       ------
  Total.....................        $ 368       100.00%    $195       100.00%
                                    =====       ======     ====       ======

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

     The Bank holds some of its securities to maturity and others are available for sale. Securities held to maturity are accounted for at cost as adjusted for unamortized discounts and premiums, while securities available for sale are carried at fair value. At December 31, 1998, the fair value of such securities, including mortgage-backed securities was greater than the carrying value by
$26,400.   The amortized cost of the available-for-sale securities held by the
Bank exceeded the market value of such securities by $23,900 at December 31, 1998. The Bank does not currently foresee any conditions that would require any sales of its investments. For additional information, see Notes 3 and 4 of the Notes to Consolidated Financial Statements included in the Company's 1998 Annual Report to Stockholders (the "Annual Report"), included as Exhibit 13 to this report.

     The following table sets forth the carrying value of the Bank's investment securities portfolio at the dates indicated.

                                                            At December 31,
                                                            ----------------
                                                             1998      1997
                                                            -------  -------
                                                         (Dollars in thousands)
Securities available-for-sale:
 U.S. government agencies.........................          $ 1,575  $ 2,328
 Obligations of state and political subdivisions..               --      190
 Mortgage-backed securities.......................            2,756    3,462
                                                            -------  -------
   Total investment securities....................            4,331    5,980
                                                            -------  -------

Securities held-to-maturity
 U.S. government agencies.........................               --      500
 Obligations of state and political subdivisions..              657      657
  Mortgage-backed securities......................              380      557
                                                            -------  -------
                                                              1,037    1,714
                                                            -------  -------

Cash and time deposits - interest bearing.........            4,526    2,530
                                                            -------  -------

FHLB stock and FRB stock..........................              520      501
                                                            -------  -------
   Total..........................................          $10,414  $10,725
                                                            =======  =======

     The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment portfolio at December 31, 1998. The yields on tax-exempt securities have been computed on a fully-taxable equivalent basis.

                                                                        Five to           More than
                             One Year or Less   One to Five Years      Ten Years          Ten Years      Total Investment Portfolio
                             -----------------  -----------------  -----------------  -----------------  --------------------------
                             Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Average  Carrying  Market   Average
                              Value     Yield    Value     Yield    Value     Yield    Value     Yield    Value    Value     Yield
                             --------  -------  --------  -------  --------  -------  --------  -------  --------  ------   -------
                                                                     (Dollars in thousands)
Securities available for
 sale:
 U.S. government agencies..    $500      5.87%    $300      3.57%   $  701     5.36%   $   85     6.32%   $1,586   $1,575    4.52%
 Obligations of states and
   political subdivisions..      --                 --                  --                 --                 --       --
 Mortgage-backed
   securities..............      66      5.03      217      4.77       343     5.29     2,118     6.02     2,744    2,756    5.30
                               ----               ----              ------             ------             ------   ------
                                566                517               1,044              2,203              4,330    4,331
                               ----               ----               -----              -----             ------   ------

Securities
 held-to-maturity:
 U.S. government agencies..    $ --               $ --              $   --             $   --             $   --       --
  Obligations of states and
   political subdivision...      --                 --                 397     5.49       260     5.90       657      693    3.02
  Mortgage-backed
   securities..............      --                 --                  --                380     6.11       380      380    6.08
                               ----               ----              ------             ------             ------   ------
                                 --                 --                 397                640              1,037    1,073
                               ----               ----              ------             ------             ------   ------
                               $566               $517              $1,441             $2,843             $5,367   $5,404
                               ====               ====              ======             ======             ======   ======

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

     Savings deposits in the Bank at December 31, 1998 were represented by the various types of savings programs described below.

Interest          Minimum                                         Minimum            Percentage of
  Rate              Term                      Category            Amount   Balances  Total Savings
------------  ---------------       ----------------------------  -------  --------  --------------
                                                                       (Dollars in thousands)
3.00%         None                  Passbook accounts             $    25    $1,469           5.07%
4.12          None                  Super savings                  10,000     1,380           4.76
2.00          None                  NOW accounts                      200     1,103           3.80
3.05          None                  Super NOW accounts              1,500       860           2.97
0.00          None                  Noninterest-bearing checking
                                       accounts                       100       705           2.43

                                    Certificates of Deposit
                                    -----------------------

* 3.62%       1 month or less       Fixed-term, fixed-rate            500        58           0.20
* 4.49        3 months              Fixed-term, fixed-rate            500     1,977           6.82
* 5.09        6 months              Fixed-term, fixed-rate            500    10,692          36.88
* 5.38        12 months             Fixed-term, fixed-rate            500     5,394          18.60
* 5.56        18 months             Fixed-term, fixed-rate            500     3,628          12.51
* 5.35        18 months - IRA       Fixed-term, fixed-rate            500     1,202           4.15
  5.54        24 months             Fixed-term, fixed-rate            500       526           1.81
                                                                            -------         ------
                                                                            $28,994         100.00%
                                                                            =======         ======

---------------
* Represents weighted average interest rate.

     The following table sets forth the change in dollar amount of deposits in the various types of accounts offered by the Bank between the dates indicated.

                                                           Increase
                                 Balance at            (Decrease) from   Balance at
                                December 31,    % of     December 31,   December 31,    % of
                                    1998      Deposits       1997           1997      Deposits
                                ------------  ---------  -------------  ------------  ---------
                                                     (Dollars in thousands)
Passbook and regular savings..       $ 1,469      5.07%        $ (445)       $ 1,914      8.94%
Super savings.................         1,380      4.76          1,380             --        --
NOW Accounts..................         1,103      3.80            397            706      3.30
Super NOW.....................           860      2.97            509            351      1.64
Certificates of deposit.......        15,162     52.29          2,358         12,804     59.78
IRA...........................         1,203      4.15              9          1,194      5.58
Jumbo certificates............         7,112     24.53          3,043          4,069     19.00
Other.........................           705      2.43            327            378      1.77
                                     -------    ------         ------        -------    ------
 Total........................       $28,994    100.00%        $7,578        $21,416    100.00%
                                     =======    ======         ======        =======    ======

     The following tables set forth the average balances and interest rates based on month-end balances for interest-bearing demand deposits and time deposits as of the dates indicated.

                                             Year Ended December 31,
                                       ------------------------------------
                                             1998               1997
                                       -----------------  -----------------
                                       Average  Average   Average  Average
                                       Balance    Rate    Balance    Rate
                                       -------  --------  -------  --------
                                               (Dollars in thousands)
Savings deposits.....................  $ 1,475     3.00%  $ 1,946     2.83%
Super savings deposit................    1,276     4.12        --       --
Interest-bearing demand deposits.....    3,599     2.24     1,539     2.01
Noninterest-bearing demand deposits..      726       --       217       --
Certificates of deposit..............   23,300     5.20    18,380     5.28
                                       -------            -------
 Total...............................  $30,376            $22,082
                                       =======            =======

     Time Deposits by Rates. The following table sets forth the time deposits in the Bank classified by nominal rates at the dates indicated.

                                            At December 31,
                                         ---------------------
                                           1998          1997
                                         -------       -------
                                         (Dollars in thousands)
        2.00 -  3.99% .................  $    --       $    --
        4.00 -  5.99% .................   23,476        18,067
        6.00 -  7.99% .................       --            --
        8.00 -  9.99% .................       --            --
                                         -------       -------
                                         $23,476       $18,067
                                         =======       =======

     Time Deposit Maturity Schedule. The following table sets forth the amount and maturities of time deposits at December 31, 1998.

                                            Amount Due
                        -------------------------------------------------
                        Less Than                         After
Rate                     One Year  1-2 Years  2-3 Years  3 Years   Total
----                    ---------  ---------  ---------  -------  -------
                                          (In thousands)

 2.00 -  3.99%.......     $    --     $   --     $   --  $    --  $    --
 4.00 -  5.99%.......      20,982      2,494         --       --   23,476
 6.00 -  7.99%.......          --         --         --       --       --
 8.00 -  9.99%.......          --         --         --       --       --
                          -------     ------     ------  -------  -------
                          $20,982     $2,494     $   --  $    --  $23,476
                          =======     ======     ======  =======  =======

     Maturity of Jumbo Certificates. The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.

                                                         Certificates
                        Maturity Period                   of Deposits
                        ---------------                  ------------
                                                         (In thousands)
                        Three months or less...........       $3,142
                        Over three through six months..        2,124
                        Over six through 12 months.....        1,346
                        Over 12 months.................          711
                                                              ------
                         Total.........................       $7,323
                                                              ======

     Savings Deposit Activity. The following table sets forth the savings activities of the Bank for the periods indicated.

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1998             1997
                                                        ------           ------
                                                         (Dollars in thousands)
Deposits less withdrawals...........................    $6,452           $ (80)
Interest credited...................................     1,126             858
                                                        ------           -----
 Net increase (decrease) in savings deposits........    $7,578           $ 778
                                                        ======           =====

     Management attributes the changes in deposits for the years ended December 31, 1998 and 1997 to management's deposit pricing strategies.

     Borrowings. Savings deposits historically have been the primary source of funds for the Bank's lending and investment activities and for its general business activities. The Bank is authorized, however, to use advances from the FHLB of Cincinnati to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically would be secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage loans. The Bank has not obtained any borrowings other than FHLB advances in recent years. At December 31, 1998, the Bank had $693,000 in FHLB advances outstanding with a weighted average interest rate of 7.76%, which mature in years ranging from 1999 to 2026.

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

Subsidiary Activities

     The Bank has one wholly owned subsidiary service corporation, Lexington First Federal Service Corporation (the "Service Corporation"). The stock in the subsidiary was transferred to Community National Bank and the subsidiary was liquidated in March 1998.

Competition

     The Bank experiences substantial competition both in attracting and retaining savings deposits and in the making of mortgage and other loans. Direct competition for savings deposits comes from other savings institutions, credit unions, regional bank holding companies and commercial banks located in its primary market area. Significant competition for the Bank's other deposit products and services comes from money market mutual funds, brokerage firms, insurance companies and retail stores. The primary factors in competing for loans are interest rates and loan origination fees and the range of services offered by various financial institutions, commercial banks, mortgage bankers, mortgage brokers and insurance companies.

     The Bank's primary competition comes from 16 commercial banks, four of which have branch offices located in Henderson County, Tennessee. The branches of the four commercial banks located in Henderson County have gross deposits of approximately $276 million at December 31, 1998, the most recent date for which such information is available. The Bank had approximately $29 million in deposits as of December 31, 1998.

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

Personnel

     As of December 31, 1998, the Company and its subsidiaries had 13 full-time employees and two part-time employees. The employees are not represented by a collective bargaining unit. Management believes that the Company and its subsidiaries enjoy good relations with its personnel.

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

     Under the BHCA, a bank holding company must obtain the prior approval of the Federal Reserve Board before (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, the bank holding company would directly or indirectly own or control more than 5% of such shares; (2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

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

     The OCC has issued final regulations which classify national banks by capital levels and which provide for the OCC to take various prompt corrective actions to resolve the problems of any bank that fails to satisfy the capital standards. Under such regulations, a well-capitalized bank is one that is not subject to any regulatory order or directive to meet any specific capital level and that has or exceeds the following capital levels: a total risk-based capital ratio of 10%, a Tier 1 risk-based capital ratio of 6%, and a leverage ratio of 5%. An adequately capitalized bank is one that does not qualify as well-capitalized but meets or exceeds the following capital requirements: a total risk-based capital ratio of 8%, a Tier 1 risk-based capital ratio of 4%, and a leverage ratio of either
(i) 4% or (ii) 3% if the bank has the highest composite examination rating. A bank not meeting these criteria is treated as undercapitalized, significantly undercapitalized, or critically undercapitalized depending on the extent to which the bank's capital levels are below these standards. A national bank that falls within any of the three undercapitalized categories established by the prompt corrective action regulation will be subject to severe regulatory sanctions. As of December 31, 1998, the Bank was well-capitalized as defined by the OCC's regulations.

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

Item 2.  Properties
-------------------

     The following table sets forth the location and certain additional information regarding the Bank's offices at December 31, 1998.


                                                     Book Value at                            Deposits at
                                Year   Owned or       December 31,        Approximate         December 31,
                               Opened   Leased            1998           Square Footage           1998
                               ------  --------  ----------------------  --------------  ----------------------
                                                 (Dollars in thousands)                  (Dollars in thousands)
Main Office:

19 Natchez Trace Drive
Lexington, Tennessee 38351       1961   Owned           $216,000             6,800                 $27,900

Branch Office:

435 West Church Street           1998   Owned            378,000             1,450                   1,100
Lexington, Tennessee  38351


     The Bank owns three parcels of land. One parcel, the office building in which the office of the Bank is located, is at 19 Natchez Trace Drive, and another parcel adjoins the office building, and was purchased in 1976 for
expansion purposes.   In the spring of 1997, the Bank purchased property for
$127,500 for its branch which opened in the spring of 1998. The Bank remodeled the building and installed a drive-up window facilities for a full service branch. The cost of these improvements was $270,000 with furniture, fixtures and equipment costing $129,000 for a total cost of $526,500.

     Intrieve, Cincinnati, Ohio, performs data processing and record keeping for the Bank. The Bank's fixtures and equipment include a network of teller terminals, personal computers, miscellaneous office equipment and satellite communications equipment.

     As of December 31, 1998, the net book value of the Bank's premises, furniture, fixtures and equipment was $798,000.

Item 3.  Legal Proceedings
--------------------------

     From time to time, the Bank is a party to various legal proceedings incident to its business. At December 31, 1998, there were no other legal proceedings to which the Company or the Bank was a party, or to which any of their property was subject, which were expected by management to result in a material loss to the Company or the Bank.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.


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

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
-----------------------------------------------------------------------

     For information concerning the Board of Directors and executive officers of the Company, the information contained under the section captioned "Proposal
I -- Election of Directors" in the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

     For information concerning compliance with Section 16(a) of the Exchange Act, see "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement which is incorporated herein by reference.

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


      No.                          Exhibits
      ----                         --------

 *     3.1  Charter of Community National Corporation

 *     3.2  Bylaws of Community National Corporation

+*    10.1  Form of Employment Agreement between Lexington First Federal Savings Bank and Howard W. Tignor as Amended and Restated

+*    10.2  Form of Guaranty Agreement between Community National Corporation and Howard W. Tignor

+*    10.3  Proposed Community National Corporation Deferred Compensation Plan

      13  Annual Report to Stockholders

      21  Subsidiaries of the Registrant

      23  Consent of Accountants

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

                                    COMMUNITY NATIONAL CORPORATION

March 26, 1999                      By: /s/ Howard W. Tignor
                                        --------------------
                                        Howard W. Tignor
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Howard W. Tignor                                                       March 26, 1999
     ---------------------------------------------------------
     Howard W. Tignor
     President, Chief Executive Officer and Director
     (Principal Executive, Financial and Accounting Officer)

By:  /s/ Charlie H. Walker                                                      March 26, 1999
     ---------------------------------------------------------
     Charlie H. Walker
     Chairman of the Board

By:  /s/ Arba Milam Taylor                                                      March 26, 1999
     ---------------------------------------------------------
     Arba Milam Taylor
     Director

By:  /s/ Pope Thomas                                                            March 26, 1999
     ---------------------------------------------------------
     Pope Thomas
     Director and Vice President

By:  /s/ Stephen M. Lowry                                                       March 26, 1999
     ---------------------------------------------------------
     Stephen M. Lowry
     Director

By:  /s/ Stephen M. Milam                                                       March 26, 1999
     ---------------------------------------------------------
     Stephen M. Milam
     Director

By:  /s/ Robert C. Thomas                                                       March 26, 1999
     ---------------------------------------------------------
     Robert C. Thomas
     Director

By:  /s/ Richard Walker                                                         March 26, 1999
     ---------------------------------------------------------
     Richard Walker
     Director

By:  /s/ Pat Carnal                                                             March 26, 1999
     ---------------------------------------------------------
     Pat Carnal
     Director

                                       27