Form 10QSB
period 1999-03-31
COMMUNITY NATIONAL CORP /TN
filed 1999-05-17
CIK 1042726

                 U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549
                 _______________________________________

                           FORM 10-QSB
(MARK ONE)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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
Yes (X)           No ( )


     Indicate the number of shares outstanding of each of the issuer's common stock as of the latest practicable date.


        Class                    Outstanding at April 30, 1999
-----------------------------    -------------------------------
Common Stock, $1.00 par value              712,866 shares

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

                 COMMUNITY NATIONAL CORPORATION
                       (AND SUBSIDIARY)
                 CONSOLIDATED BALANCE SHEETS

           MARCH 31, 1999 and DECEMBER 31, 1998

                                            (Unaudited)
                                             March 31,      December 31,
                                               1999             1998
                                           ------------     ------------
            ASSETS
Cash and cash equivalents:
  Non-interest bearing                     $    431,759    $    746,912
  Interest bearing                            3,410,260       3,400,898
Time deposits                                         0       1,125,000
Investment securities:
  Securities held-to-maturity (estimated
   market value of $690,708 (1999) and
   $1,189,127 (1998))                           657,840         657,770
  Securities available-for-sale, at
   estimated market value                     1,540,558       1,575,472
Mortgage-backed and related securities:
  Securities held-to-maturity (estimated
   market value of $354,272 (1999) and
   $516,323 (1998))                             352,411         380,098
  Securities available-for-sale, at
   estimated market value                     2,414,644       2,756,332
Loans receivable, net                        28,029,222      26,403,032
Accrued interest receivable                     204,004         238,952
Premises and equipment                          774,102         797,980
Stock investments:
  Stock in Federal Home Loan Bank, at cost      288,000         283,200
  Stock in Federal Reserve Bank, at cost        237,150         237,150
  Stock in Savings and Loan Data Corporation,
    at cost                                      15,000          15,000
Other assets                                     72,792          70,092
                                           ------------    ------------
Total Assets                               $ 38,427,742    $ 38,687,888
                                           ============    ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                                   $ 28,820,556    $ 28,993,808
Advances from FHLB                              575,237         692,848
Advances from borrowers for taxes
  and insurance                                   4,843           3,164
Accrued interest payable                        185,204         211,261
Income taxes payable:
  Current                                        77,864          70,825
  Deferred                                      (49,537)        (47,248)
Accrued expenses and other liabilities          143,923         116,405
                                           ------------    ------------
Total Liabilities                          $ 29,758,090    $ 30,041,063
                                           ------------    ------------

Stockholders' Equity:
Preferred stock, 2,000,000 shares
  authorized, non issued or outstanding    $          0    $          0
Common stock of $1.00 par value;
  8,000,000 shares authorized
  712,866 shares issued                         712,866         712,866
Additional paid-in capital                    4,489,512       4,489,512
Retained earnings - substantially
  restricted                                  3,475,362       3,442,772
Accumulated other comprehensive income,
  net of taxes                                   (8,088)          1,675
                                           ------------    ------------
Total Stockholders' Equity                 $  8,669,652    $  8,646,825
                                           ------------    ------------
Total Liabilities & Stockholders'
   Equity                                  $ 38,427,742    $ 38,687,888
                                           ============    ============

                  COMMUNITY NATIONAL CORPORATION
                          (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                                Three months ended
                                               March 31,    March 31,
                                                 1999        1998
                                             ----------- -----------
INTEREST INCOME
First mortgage loans                         $   367,221 $   346,840
Consumer & other loans                           200,475      76,855
Interest and dividends on investments:
    Taxable                                       21,307      41,088
    Tax-exempt                                     9,235      18,470
    Dividends                                      4,888       4,718
Interest on deposits with banks                   47,420      28,864
Interest on mortgage-backed securities            42,401      66,747
                                             ----------- -----------
   Total interest income                     $   692,947 $   583,582
                                             ----------- -----------

INTEREST EXPENSE
Interest on deposits                         $   335,306 $   268,523
Interest on advances from FHLB                    11,765      15,869
                                             ----------- -----------
Total interest expense                       $   347,071 $   284,392
                                             ----------- -----------

Net interest income                          $   345,876 $   299,190

Provision for loan losses                         22,500      31,540
                                             ----------- -----------
Net interest income after
 provision for loan losses                   $   323,376 $   267,650
                                             ----------- -----------

NON-INTEREST INCOME
Income from real estate held
  for investment                             $     2,700 $     2,775
Service charges                                   39,141      31,264
Other operating income                             6,052       4,825
                                             ----------- -----------
Total non-interest income                    $    47,893 $    38,864
                                             ----------- -----------

NON-INTEREST EXPENSE
Compensation & benefits                      $   111,272 $   107,059
Occupancy & equipment                             32,620      35,691
Federal deposit insurance premiums                 4,400       3,364
Data processing fees                              20,262      15,675
Other operating expenses                          46,137      49,486
                                             ----------- -----------
Total non-interest expense                   $   214,691 $   211,275
                                             ----------- -----------

Income before income taxes                   $   156,578 $    95,239

Income tax expense                                52,700      31,429
                                             ----------- -----------
Net income                                   $   103,878 $    63,810
                                             =========== ===========

Earnings per common share                    $      0.15 $      0.09
                                             =========== ===========
Diluted earnings per share                   $      0.15 $      0.09
                                             =========== ===========
Dividends paid per share                     $      0.10 $      0.05
                                             =========== ===========

                 COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)

         CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
    THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                           (UNAUDITED)

                                                    March 31,
                                                 1999      1998
                                             --------------------
Net income                                   $103,878    $ 63,810

Other comprehensive income, net of tax:

    Unrealized gains on securities held
      as available-for-sale, net of
      applicable deferred income taxes
      of $2,477 (1999) and $2,227 (1998)       (9,763)      4,325
                                             --------------------
Other comprehensive income                   $ 94,115    $ 68,135
                                             ====================

               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

           FOR THREE MONTHS ENDED MARCH 31, 1999

                         (UNAUDITED)

                                                                             Accumulated
                                                    Additional                 Other          Total
                                    Common Stock      Paid-in    Retained   Comprehensive  Stockholders'
                                 Shares     Amount    Capital    Earnings      Income         Equity
                                 ------     ------   ---------   ---------  -------------  -----------
Balance at December 31, 1998      712,866   $712,866  $4,489,512  $3,442,772   $ 1,675      $8,646,825

Comprehensive income:
  Net income                                                         103,878                   103,878

  Change in unrealized gain
    (loss) on securities
    available-for-sale, net of
    applicable deferred income
    taxes of $2,477                                                              (9,763)        (9,763)
                                                                                      0
                                        0          0           0     (71,288)         0        (71,288)
                                  -------   --------  ---------- -----------    -------     ----------
Balance at March 31, 1999         712,866    712,866   4,489,512   3,475,362     (8,088)     8,669,652
                                  =======   ========  ========== ===========    =======     ==========

               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
    THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                        (UNAUDITED)

                                                  March 31,       March 31,
                                                    1999            1998
                                                ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                      $    103,878    $      63,810
Adjustments to reconcile net income to net
  cash provided by operating activities:
Provision for losses on loans                         22,500           31,540
Provision for depreciation                            25,077           29,534
Amortizations of investment securities
  premiums and discounts (net)                         2,367            1,996
Stock in FHLB received as dividends                   (4,800)          (4,700)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable            34,948          (10,439)
(Increase) decrease in other assets                   (2,700)            (159)
Increase (decrease) in interest payable              (26,057)          (5,855)
Increase (decrease) in income taxes                    2,273          (21,241)
Increase (decrease) in other liabilities              27,518          (20,077)
                                                ------------     ------------
 Net Cash Provided by Operating Activities      $    185,004     $     64,409
                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans receivable    $  (1,626,190)    $   (770,240)
Net (increase) decrease in time deposits           1,125,000                0
Additions to premises & equipment                     (1,200)         (77,823)
Purchase of mortgage-backed securities                     0         (495,000)
Principal payments on mortgage-backed
 securities                                          363,210          229,046
Purchase of investment securities                   (504,219)        (700,000)
Proceeds from maturities of investment
  securities                                         513,075          395,000
                                                ------------     ------------
Net Cash Provided by Investing Activities       $   (130,323)    $ (1,419,017)
                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits            $    (173,252)    $    562,259
Repayments of FHLB advances                         (117,611)          (6,177)
Net increase in advances from borrowers
 for taxes and insurance                               1,679            1,818
Payment of dividends                                 (71,288)         (35,644)
                                                ------------     ------------
Net Cash Provided by Financing Activities       $   (360,472)    $    522,256
                                                ------------     ------------

Increase (Decrease) in Cash and Cash
  Equivalents                                   $   (305,791)    $   (832,352)


CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD                                         $  4,147,810     $  2,741,783
                                                ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $  3,842,019     $  1,909,431
                                                ============     ============

               COMMUNITY NATIONAL CORPORATION
                     (AND SUBSIDIARY)

              CONSOLIDATED STATEMENT OF CASH FLOWS (CONT.)
    THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 19998
                        (UNAUDITED)

                                                  March 31,       March 31,
                                                    1999            1998
                                                ------------    ------------
Supplemental disclosure of cash flow
  information:
Cash paid for:
Interest                                        $   347,071     $    290,247
Income taxes, net of refunds                          63,208           45,372
Non cash investing and financing:
Stock dividends received from Federal
  Home Loan Banks                                     4,800            4,700
Total net increase (decrease) in unrealized
  loss on securities available-for-sale              (9,763)           6,552

                COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


(1) BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Community National Corporation and subsidiary have been prepared in accordance with instructions for Form 10-QSB.
    To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Corporation's Annual Report for year ended December 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The statements of earnings for the quarter ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire year. The December 31, 1998 consolidated balance sheet has been derived form the audited consolidated financial statements as of that date.

(2) EARNINGS PER SHARE

    Net earnings per share of common stock for the year ended December 31, 1998 and the quarter ended March 31, 1999 of $0.30 and $0.15 were computed by dividing the net income by the weighted average number of shares outstanding for the year.

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

(4) YEAR 2000 READINESS DISCLOSURE

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

    The Bank's data processing system is outsourced to Intrieve, a service bureau that services the majority of all thrifts and savings and loans throughout the nation. All systems including all bank PC's are integrated with the service bureau applications. Over $200,000 has been spent on upgrading all equipment, software and systems. This was done principally to modernize operations, but a substantial portion of this investment would have been required for Year 2000 compliance alone. Final testing for Year 2000 compliance has been completed with all applications performing with Year 2000 dates. Successful tests have been completed with all vendors and correspondents with whom the bank directly interfaces. The Bank is Year 2000 compliant at this point. Additional testing will be made during 1999 to check and reinforce compliance readiness. Should any unforeseen glitches arise the Bank has a contingency plan with several alternatives to meet the worst case scenario.

    The Bank's customers have been notified and counseled. All commercial customers with Year 2000 requirements have been counseled one on one with compliance assured to the Bank's satisfaction.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Community National Corporation (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of holding all of the capital stock of Lexington First Federal Savings Bank ("Lexington First Federal") following the second step conversion of its former mutual holding company (the "Conversion and Reorganization"), which was completed on December 11, 1997. The Company's principal business is that of directing, planning and coordinating the business activities of the Bank. Immediately following the Conversion and Reorganization, Lexington First Federal converted to a national bank with the name Community National Bank of Tennessee (the "Bank") and remained a wholly-owned subsidiary of the Company (the "Bank Conversion"). Upon the completion of the Bank Conversion, the Company became a bank holding company. The Company has no significant assets other than its investment in the Bank, certain cash and cash equivalents, and loans. At December 31, 1998, on a consolidated basis, the Company had total assets of $38.7 million, net loans receivable of $26.4 million, cash and investment securities of $7.5 million, mortgage-backed securities of $3.1 million, total deposits of $29 million and stockholders' equity of $8.6 million.

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

As a bank holding company, the Company is registered with and subject to, regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").
The Bank is subject to comprehensive examination, supervision, and regulation by the Office of the Comptroller of the Currency ("OCC"). Because the Bank was formerly chartered as a savings association, the Bank's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") up to the applicable limits for each depositor.

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

FINANCIAL CONDITION

Consolidated assets of Community National were $38,427,742 as of March 31, 1999, compared to $38,687,888 on December 31, 1998, a decrease of $260,146. This decrease was composed of a decrease in mortgage backed securities of $369,375,a decrease in investment securities of $34,844, a decrease in time deposits of $1,125,000, a decrease in premises and equipment of $23,878, and a decrease in cash of $305,791. These decreases were offset by an increase in net loans receivable of $1,626,190.

Loans receivable, net increased to $28,029,222 on March 31, 1999 from $26,403,032 on December 31, 1998, an increase of $1,626,190. Mortgage-backed securities decreased $369,375 to $2,767,055 at March 31, 1999 from $3,136,430 on December 31,
1998. The increase in loans is attributable to more competitive loan products. The decrease in mortgage backed securities is primarily caused by principal payments.

Deposits totaled $28,820,556 on March 31, 1999, a decrease of $173,252 from $28,993,808 on December 31, 1998. The decrease in deposits is primarily due to the maturity of certificates of deposits.

Stockholders' equity was $8,646,825 on December 31, 1998, compared to $8,669,652 on March 31, 1999, an increase of $22,827. The increase was due to earnings for the year of $103,878, off-set by the Company's quarterly cash dividends of $71,288 and an increase in unrealized loss on available-for-sale securities of $9,763.


RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1999 was $103,878 compared to $63,810 as of March 31, 1998. The increase of $40,068 was due to an increase in net interest income of $46,686, offset by an increase in non-interest expense of $3,416.

Earnings per share for the quarter ended March 31, 1999, were $0.15 per share based on an average of 712,866 shares outstanding compared to $.09 per share for the comparable quarter in 1998 based on an average of 712,866 shares outstanding.

Net interest income after provision for loan losses for the quarter ended March 31, 1999 was $323,376 compared to $267,650 for the quarter ended March 31, 1998, an increase of $55,726. This increase was a result of interest income increasing $109,365 from $583,582 in 1998 to $692,947 in 1999, while interest expense increased $62,679 from $284,392 in 1998 to $347,071 in 1999. The increase in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-bearing liabilities.

Non-interest income increased from $38,864 for the quarter ended
March 31, 1998 to $47,893 for the quarter ended March 31, 1999.
The increase of $9,029 was due to higher service charge income and an increase in other operating income.

The Company's non-interest expense for the three months ended
March 31, 1999 was $214,691 compared to $211,275 for the comparable quarter in 1998. The increase of $3,416 was due to an increase in data processing expense.

PROVISIONS FOR LOAN LOSSES

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience and independent analysis. The provision for loan losses for the three months ended March 31, 1999 was $22,500, while the provision for the comparable quarter in 1998
was $31,540.   Based upon the analysis of the addition to
established allowances and the
composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NON-PERFORMING ASSETS

On March 31, 1999, non-performing assets were $466,756 compared to $430,000 on December 31, 1998. At March 31, 1999, the Bank's allowance for loan losses was $390,875 or 84% of non-performing assets compared to $368,375 or 86% at December 31, 1998.

Loans are considered non-performing when the collection of principal and/or interest is not expected, or in the event, payments are more than 90 days delinquent.

The allowance for loan losses was 1.40% of total loans as of March 31, 1999 and December 31, 1998.


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

                                                                          To Be Well
                                                                    Capitalized Under the
                                                    For Capital        Prompt Corrective
                                  Actual         Adequacy Purposes     Action Provisions
                            ------------------   ------------------   -------------------
                              Amount    Ratio      Amount    Ratio      Amount    Ratio
                            ----------  ------   ----------  ------   ----------  -------
As of March 31, 1999
  Total Risk-Based Capital
    (To Risk-Weighted
    Assets)                 $6,895      32.0%    $1,722      8.0%     $2,153      10.0%

  Tier 1 Capital
    (To Risk-Weighted
    Assets)                 $6,624      30.8%    $  861      4.0%     $1,292       6.0%

  Tier 1 Capital
   (To Adjusted Total
   Assets)                  $6,624      17.1%    $1,549      4.0%     $1,936       5.0%

LIQUIDITY

The Bank's principal sources of funds for investments and operations are net earnings, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $28.8 million at March 31, 1999.

The Bank's is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank maintained a liquidity ratio of 18.25% at March 31, 1999.

The bank's most liquid assets are cash and cash equivalents, which are cash on hand, amount due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $3.84 million at March 31, 1999. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

    Net cash provided by operating activities increased from $64,409 for three months ended March 31, 1998 to $185,004 for three months ended March 31, 1999. The increase was due to improved net earnings and a decrease in accrued interest payable on deposit liabilities.

In November 1998, the FASB issued SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those at fair value. If certain conditions are met, a derivative may be specifically designated a (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

This statement is not expected to have any significant effect on the financial position of the bank. In addition no other recent accounting pronouncements have been issued that are expected to have any significant effect on the financial position of the bank that have not already been adopted by the bank.

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


                  COMMUNITY NATIONAL CORPORATION
                           Registrant


Date: April 30, 1999               /s/ Howard Tignor
                                   __________________________
                                   Howard Tignor, President
                                   and Chief Executive Officer
                                   (Duly Authorized Officer)