Form 10QSB
period 1999-06-30
COMMUNITY NATIONAL CORP /TN
filed 1999-08-12
CIK 1042726

                U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
________________________________________________________________

                             FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURTITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                    OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF
       THE EXCHANGE ACT

For the transition period from __________ to __________.

                 Commission File Number:  0-23411
                                          -------


                   Community National Corporation
                 -----------------------------------
                (Exact Name of Small Business Issuer
                    as Specified in Its Charter)

             Tennessee                         62-1700975
             ---------                         ----------
     (State or other jurisdiction of      (I. R. S. Employer
     incorporation or organization)       Identification Number)



     19 Natchez Trace Drive, Lexington, Tennessee       38351
     --------------------------------------------       -----
     (Address of principal executive office)          (Zip Code)


Issuer's telephone number, including area code:  (901) 968-6624
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
                 Yes  (X)                 No( )


    Indicate the number of shares outstanding of each of the Issuer's common stock as of the latest practicable date.


             Class               Outstanding at July 31, 1999
             -----               ----------------------------
Common Stock, $1.00 par value             712,866 shares

                               CONTENTS

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                              Page

          Consolidated Balance Sheets                         1

          Consolidated Statement of Income                    2

          Consolidated Statements of Comprehensive Income     3

          Consolidated Statement of Stockholder's Equity      4

          Consolidated Statments of Cash Flows              5-6

          Notes to Consolidated Financial Statements        7-8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation     9-14

PART II   OTHER INFORMATION                                  15

          Signatures                                         16

               COMMUNITY NATIONAL CORPORATION
                      (AND SUBSIDIARY)

                 CONSOLIDATED BALANCE SHEETS

             JUNE 30, 1999 and DECEMBER 31, 1998

                           ASSETS

                                                             (Unaudited)
                                                               June 30       December 31,
                                                                 1999           1998
                                                             ------------   ------------
Cash & cash equivalents:
  Non-interest bearing                                          $689,607      $746,912
  Interest bearing                                             1,561,957     3,400,898
Time deposits                                                          0     1,125,000
Investment securities:
  Securities held-to-maturity (estimated market
       value of $690,708 (1999) and $668,925 (1998)              657,910       657,770
  Securities available-for-sale, at estimated market value     2,479,936     1,575,472
Mortgage-backed and related securities:
Securities held-to-maturity (estimated market
      value of $354,272 (1999) and $465,987 (1998)               327,106       380,098
Securities available-for-sale, at estimated market value       2,120,511     2,756,332
Loans receivable, net                                         29,145,392    26,403,032
Accrued interest receivable                                      238,209       238,952
Premises and equipment                                           764,296       797,980
Stock investments:
  Stock in Federal Home Loan Bank, at cost                       293,000       283,200
  Stock in Federal Reserve Bank, at cost                         237,150       237,150
  Stock in Savings and Loan Data Corporation, at cost             15,000        15,000
Other assets                                                      14,360        70,092
                                                             -----------   -----------
Total Assets                                                 $38,544,434   $38,687,888
                                                             ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                     $28,971,491   $28,993,808
Advances from FHLB                                               570,525       692,848
Advances from borrowers for taxes and insurance                    3,299         3,164
Accrued interest payable                                         185,771       211,261
Income taxes payable:
    Current                                                       86,749        70,825
    Deferred                                                     (63,799)      (47,248)
Accrued expenses and other liabilities                           147,768       116,405
                                                             -----------   -----------
Total Liabilities                                            $29,901,804   $30,041,063
                                                             -----------   -----------
Stockholders' Equity:
Preferred stock, 2,000,000 shares authorized,
   none issued or outstanding
Common stock, $1.00 par value; 8,000,000 shares
   authorized 712,866 shares issued                             $712,866      $712,866
Additional paid-in capital                                     4,489,512     4,489,512
Retained earnings - substantially restricted                   3,492,465     3,442,772
Accumulated other comprehensive income, net of taxes             (52,213)        1,675
                                                             -----------   -----------
Total Stockholders' Equity                                    $8,642,630    $8,646,825
                                                             -----------   -----------
Total Liabilities and Stockholders' Equity                   $38,544,434   $38,687,888
                                                             ===========   ===========

                 COMMUNITY NATIONAL CORPORATION
                       (AND SUBSIDIARY)

                CONSOLIDATED STATEMENTS OF INCOME

              (UNAUDITED)                   Three months ended       Six months ended
                                          June 30     June 30       June 30     June 30
                                            1999       1998          1999        1998
                                         ---------- ----------    ---------    --------
INTEREST INCOME
First mortgage loans                      $355,590   $370,791      $722,811    $717,631
Consumer & other loans                     227,638    106,395       428,113     183,249
Interest & dividends on investments:
     Taxable                                24,076     43,182        55,995      90,175
     Tax-exempt                              9,235     12,565        18,470      25,130
     Dividends                              12,141     11,970        17,029      16,687
Interest on deposits with banks             35,066     24,943        71,874      53,807
Interest on mortgage-backed securities      38,178     59,813        80,579     126,560
                                          --------   --------    ----------  ----------
Total interest income                     $701,924   $629,659    $1,394,871  $1,213,239
                                          --------   --------    ----------  ----------
INTEREST EXPENSE
Interest on deposits                      $326,783   $294,984       662,089     552,124
Interest on advances from FHLB              11,026     15,225        22,792      31,094
                                          --------   --------    ----------  ----------
Total interest expense                    $337,809   $310,209      $684,881    $583,218
                                          --------   --------    ----------  ----------

Net interest income                       $364,115   $319,450      $709,990    $630,021

Provision for loan losses                   22,500     34,448        45,000      65,989
                                          --------   --------    ----------  ----------
Net interest income after provision
   for loan losses                        $341,615   $285,002      $664,990    $564,032
                                          --------   --------    ----------  ----------
NON-INTEREST INCOME
Income from real estate held for
   investment                               $1,350     $2,275        $4,050      $5,050
Service charges                             39,359     31,175        78,595      62,438
Other operating income                       6,236      5,821        12,193       9,948
                                          --------   --------    ----------  ----------
Total non-interest income                  $46,945    $39,271       $94,838     $77,436
                                          --------   --------    ----------  ----------
NON-INTEREST EXPENSE
Compensation & benefits                   $124,777   $113,609      $235,155    $220,669
Occupancy & equipment                       35,008     49,752        67,489      85,994
Federal deposit insurance premiums           4,500      3,505         8,900       6,869
Data processing fees                        19,998     22,473        40,260      38,820
Other operating expenses                    72,758     47,426       115,406     103,130
                                          --------   --------    ----------  ----------
Total non-interest expense                $257,041   $236,765      $467,210    $455,482
                                          --------   --------    ----------  ----------

Income before income taxes                $131,519    $87,508      $292,618    $185,986

Income tax expense                          47,650     22,614       100,350      54,043
                                          --------   --------    ----------  ----------

Net Income                                 $83,869    $64,894      $192,268    $131,943
                                          ========   ========    ==========  ==========

Earnings per common share                    $0.12      $0.09         $0.27       $0.19
                                          ========   ========    ==========  ==========
Dilluted earnings per share                  $0.12      $0.09         $0.27       $0.19
                                          ========   ========    ==========  ==========
Dividends paid per share                     $0.10      $0.05         $0.20       $0.10
                                          ========   ========    ==========  ==========

                   COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

          SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                              (UNAUDITED)



                                                     June 30
                                                     -------
                                                 1999          1998
                                               --------------------
Net income                                     $ 192,268  $ 131,943

Other comprehensive income, net of tax:

Unrealized gains on securities held as
  available-for-sale, net of applicable
  deferred income taxes of $13,673 (1999)
  and $4,508 (1998)                              (53,888)     8,753
                                               ---------  ---------

Other Comprehensive Income                    $ 138,380   $ 140,696
                                              =========   =========

                 COMMUNITY NATIONAL CORPORATION
                        (AND SUBSIDIARY)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR SIX MONTHS ENDED JUNE 30, 1999

                           (UNAUDITED)


                                                                                     Accumulated
                                                              Additional                Other           Total
                                      Common Stock             Paid-in    Retained  Comprehensive  Stockholders'
                                         Shares      Amount    Capital    Earnings     Income         Equity
                                      ------------   ------   ----------  ---------- ------------  -------------
Balance at December 31, 1998            712,866     $712,866  $4,489,512  $3,442,772    $1,675      $8,646,825

Comprehensive income:
  Net income                                                                 192,268                   192,268

Change in unrealized gain
(loss) on securities
available-for-sale,
net of applicable deferred
income taxes of $13,673                                                                (53,888)       (53,888)
                                                                                             0

                                              0            0           0    (142,575)        0       (142,575)
                                       --------     --------  ----------  ----------   -------      ---------

Balance at June 30, 1999                712,866      712,866   4,489,512   3,492,465   (52,213)     8,642,630
                                       ========     ========  ==========  ==========   =======      =========


                 COMMUNITY NATIONAL CORPORATION
                        (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

        SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                           (UNAUDITED)


                                                                   June 30        June 30
                                                                     1999          1998
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $192,268     $131,943
Adjustments to reconcile net income
to net cash provided by operating activities:
Provision for losses on loans                                         45,000       65,989
Provision for depreciation                                            50,588       68,401
Amortization of investment securities
  premiums and discounts (net)                                         4,488        6,928
Stock in FHLB received as dividends                                   (9,800)      (9,600)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable                               743      (72,719)
(Increase) decrease in other assets                                   55,732      (63,158)
Increase (decrease) in interest payable                              (25,490)       7,850
Increase (decrease) in income taxes                                  (14,300)     (52,847)
Increase (decrease) in other liabilities                              31,363       (1,304)
                                                                 -----------   ----------
Net Cash Provided by Operating Activities                           $330,592      $81,483
                                                                 -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans receivable                      ($2,742,360) ($2,343,422)
Net (increase) decrease in time deposits                           1,125,000            0
Additions to premises & equipment                                    (16,904)    (306,610)
Purchase of mortgage-backed securities                                     0     (495,000)
Principal payments on mortgage-backed securities                     645,029      580,788
Purchase of investment securities                                 (1,497,969)    (700,000)
Proceeds from maturities of investment securities                    547,447      895,000
                                                                 -----------   ----------
Net Cash Provided by Investing Activities                        ($1,939,757) ($2,369,244)
                                                                 -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                                 ($22,317)  $2,620,852
Repayments of FHLB advances                                         (122,323)     (43,122)
Net increase in advances from borrowers for
  taxes and insurance                                                    135        1,205
Payment of dividends                                                (142,576)     (71,288)
                                                                 -----------   ----------
Net Cash Provided by Financing Activities                          ($287,081)  $2,507,647
                                                                 -----------   ----------

Increase (Decrease) in Cash and Cash Equivalents                 ($1,896,246)    $219,886

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  $4,147,810   $2,741,783
                                                                 -----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $2,251,564   $2,961,669
                                                                 ===========   ==========

                 COMMUNITY NATIONAL CORPORATION
                        (AND SUBSIDIARY)

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

        SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                          (UNAUDITED)



                                                                      June 30,   June 30,
                                                                        1999       1998
                                                                      --------  ---------
Supplemental disclosure of cash flow information:
Cash paid for:
Interest                                                             $684,881   $276,542
Income taxes, net of refunds                                          141,944     75,373
Noncash investing and financing:
Stock dividends received from Federal Home Loan Banks                   9,800      9,600
Total net increase (decrease) in unrealized loss on securities
  available-for-sale                                                  (53,888)    (6,552)


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Community National Corporation (the "Company") was incor-orated under the laws of the State of Tennessee for the purpose of holding all of the capital stock of Lexington First Federal Savings Bank ("Lexington First Federal") following the second step conversion of its former mutual holding company (the "Conversion and Reorganization"), which was completed on December 11, 1997. The Company's principal business is that of directing, planning and coordinating the business activities of the Bank. Immediately following the Conversion and Reorgani-zation, Lexington First Federal converted to a national bank with the name Community National Bank of Tennessee (the "Bank") and remained a wholly-owned subsidiary of the Company (the "Bank Conversion"). Upon the completion of the Bank Conversion, the Company became a bank holding company. The Company has no significant assets other than its investment in the Bank, five commercial loans totaling $1.1 million, and certain cash and cash equivalents. At December 31, 1998, on a consolidated basis, the Company had total assets of $38.7 million, net loans receivable of $26.4 million, cash and investment securities of $7.5 million, mortgage-backed securities of $3.1 million, total deposits of $29 million and stockholders' equity of $8.6 million.

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

 The Bank is primarily engaged in attracting deposits from the general public and using those and other available sources of funds to originate loans secured by single-family residences located in Henderson County and surrounding counties in West Tennessee. To a lesser extent, Lexington also originates construction loans, land loans and consumer loans. It also has a significant amount of investments in mortgage-backed securi-ties, United States Government and federal agency obligations, and tax exempt securities.

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


FINANCIAL CONDITION

Consolidated assets of Community National were $38,544,434 as of June 30, 1999, compared to $38,687,888 on December 31, 1998, a decrease of $143,454. This decrease was composed of a decrease in mortgage backed securities of $688,813, a decrease in time deposits of $1,125,000, a decrease in premises and equipment of $33,684, and a decrease in cash of $1,896,246. An increase in net loan receivable of $2,742,360 and an increase in investment securities of $904,604 offset these decreases.

Loans receivable, net increased to $29,145,392 on June 30, 1999 from $26,403,032 on December 31, 1998, an increase of $2,742,360. Mortgage-backed securities decreased $688,813 to $2,447,617 at June 30, 1999 from $3,136,430 on December 31,
1998. The increase in loans is attributable to increased advertising and more competitive loan products. The decrease in mortgage backed securities is primarily caused by principal payments.

Deposits totaled $28,971,491 on June 30, 1999, a decrease of 22,317 from $28,993,808 on December 31, 1998. The decrease in deposits is primarily due to maturity of certificates of deposits.

Stockholders' equity was $8,646,825 on December 31, 1998, compared to $8,642,630 on June 30, 1999, a decrease of $4,195. The decrease was due to earnings for the year of $192,268, offset by the Company's quarterly cash dividends of $142,575 and an increase in unrealized loss on available-for-sale securities of $53,888.


RESULTS OF OPERATIONS


Net income for the three months ended June 30, 1999 was $83,869 compared to $64,894 as of June 30, 1998. The increase of $18,975 was due to an increase in net interest income of $44,665, offset by an increase in non-interest expense of $20,276.

Net income for the six months ended June 30, 1999 was $192,268, an increase of $60,325 compared to $131,943 for the six months ended June 30, 1998. The increase was primarily due to an increase in net interest income of $79,969 offset by an increase in non-interest expense of $11,728.

Earnings per share for the quarter ended June 30, 1999, were $0.12 per share based on an average of 712,866 shares outstanding compared to $.09 per share for the comparable quarter in 1998 based on an average of 712,866 shares outstanding.

Earnings per share for the six months ended June 30, 1999, were $0.27 per share based on an average of 712,866 shares out-standing compared to $0.19 per share for the comparable six months ended in 1997 based on an average of 712,866 shares outstanding.

Net interest income after provision for loan losses for the quarter ended June 30, 1999, was $341,615 compared to $285,002 for the quarter ended June 30, 1998, an increase of $56,613. This increase was a result of interest income increasing $72,265, from $629,659 in 1998 to $701,924 in 1999, while interest expense increased $27,600 from $310,209 in 1998 to $337,809 in 1999. The increases in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-bearing liabilities.

Net interest income after provision for loan losses for the six months ended June 30, 1999 was $664,990 compared to $564,032 for the six months ended June 30, 1998, an increase of $100,958. This increase was a result of interest income increasing $181,632, from $1,213,239 in 1998 to $1,394,871 in 1999, while interest expense increased $101,663
from $583,218 in 1998 to $684,881 in 1999.  The increases in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-earning liabilities.

Non-interest income increased from $39,271 for the quarter ended
June 30, 1998 to $46,945 for the quarter ended June 30, 1999.
The increase of $7,674 was due to higher service charge income and an increase in other operating income.

Non-interest income increased from $77,436 for the six months ended June 30, 1998 to $94,838 for the six months ended June 30, 1999. The increase of $17,402 was due to higher service charge income.

The Company's non-interest expense for the three months ended June 30, 1999 was $257,041 compared to $236,765 for the comparable quarter in 1998. The increase of $20,276 was due to higher compensation and benefits expense and higher other operating expenses, which were caused by additional personnel hired, and an increase in data processing expense.

Non-interest expense for the six months ended June 30, 1999 was $467,210, an increase of $11,728 compared to $455,482 for the six months ended for June 30, 1998. The increase was due to higher compensation and benefits expense and higher other operating expenses, which were caused by additional personnel hired, and an increase in data processing expense.


PROVISIONS FOR LOAN LOSSES

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience and independent analysis. The provision for loan losses for the three months ended June 30, 1999 was $22,500, while the provision for the comparable quarter in 1998 was $34,448. The provision for loan loss for the six months ended June 30, 1999 and 1998 are $45,000 and $65,989 respective-ly. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NON-PERFORMING ASSETS

On June 30, 1999, non-performing assets were $457,395 compared to $430,000 on December 31, 1998. At June 30, 1999, the Bank's allowance for loan losses was $409,837 or 90% of non-performing assets compared to $368,375 or 86% at December 31, 1998.

Loans are considered non-performing when the collection of principal and/or interest is not expected, or in the event, payments are more than 90 days delinquent.

The allowance for loan losses was 1.41% of total loans as of June 30, 1999, compared to 1.40% at December 31, 1998.

REGULATORY CAPITAL

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures if the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classi-fication are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios on total risk-based capital and Tier 1 capital to risk-weighted assets (as defined in the regulations) and Tier 1 capital to adjusted total assets (as defined).

                                                                                       To Be Well Capitalized
                                                                                         Under the Prompt
                                                                    For Capital          Corrective Action
                                           Actual                Adequacy Purposes          Provisions
                                     ------------------          ------------------    ----------------------
                                      Amount     Ratio           Amount      Ratio       Amount      Ratio
                                    ----------   ------         ----------  ------     ----------   -------
As of  June 30, 1999
  Total Risk-Based Capital
  (To Risk-Weighted Assets)          $6,998      31.2%          $ 1,797       8.0%      $2,246       10.0%
  Tier 1 Capital
  (To Risk-Weighted Assets)          $6,716      29.9%          $   898       4.0%      $1,348        6.0%
  Tier 1 Capital
  (To Adjusted Total Assets)         $6,716      17.6%          $ 1,526       4.0%      $1,907        5.0%


LIQUIDITY

The Bank's principal sources of funds for investments and operations are net earnings, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $29 million at June 30, 1999.

The Bank's is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank maintained a liquidity ratio of 16.41% at June 30, 1999.

The bank's most liquid assets are cash and cash equivalents, which are cash on hand, amount due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equiva-lents totaled $2.25 million at June 30, 1999. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Net cash provided by operating activities increased from 81,843 for six months ended June 30, 1998 to 330,592 for six months ended June 30, 1999. The increase was due to adjustments to accrued income and expense items.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 1998, the FASB issued SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those at fair value. If certain conditions are met, a deriva-tive may be specifically designated a (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net invest-ment in a foreign operation, and unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

This statement is not expected to have any significant effect on the financial position of the bank. In addition no other recent accounting pronouncements have been issued that are expected to have any significant effect on the financial position of the bank that have not already been adopted by the bank.

                  PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            -----------------

            None.

Item 2.     Changes in securities
            ---------------------

            None.

Item 3.     Defaults Upon Senior Securities
            -------------------------------

            None.

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

Item 5.     Other Information
            -----------------

            None.

Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            27 - Financial Data Schedule

            Reports on Form 8-K:

            None.

                         SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                COMMUNITY NATIONAL CORPORATION
                         Registrant


Date:  August 9, 1999      /s/ Howard W. Tignor
                           -------------------------------------
                           Howard W. Tignor, President and Chief
                           Executive Officer (Duly Authorized
                           Officer)