Form 10QSB
period 1999-09-30
COMMUNITY NATIONAL CORP /TN
filed 1999-11-12
CIK 1042726

                U. S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
________________________________________________________________

                             FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURTITES EXCHANGE ACT OF 1934

For the quarterly period ended Septemkber 30, 1999

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
                 Yes  (X)                 No( )


    Indicate the number of shares outstanding of each of the Issuer's common stock as of the latest practicable date.


             Class               Outstanding at October 31, 1999
             -----               -------------------------------
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

               COMMUNITY NATIONAL CORPORATION
                      (AND SUBSIDIARY)

                 CONSOLIDATED BALANCE SHEETS

          SEPTEMBER 30, 1999 and DECEMBER 31, 1998

                           ASSETS

                                                             (Unaudited)
                                                             September 30,   December 31,
                                                                 1999           1998
                                                             ------------   ------------
Cash & cash equivalents:
  Non-interest bearing                                       $   754,183   $   746,912
  Interest bearing                                             3,384,998     3,400,898
Time deposits                                                          0     1,125,000
Investment securities:
  Securities held-to-maturity (estimated market
       value of $678,720 (1999) and $668,925 (1998)              657,979       657,770
  Securities available-for-sale, at estimated market value     1,952,457     1,575,472
Mortgage-backed and related securities:
  Securities held-to-maturity (estimated market
      value of $301,419 (1999) and $465,987 (1998)               303,632       380,098
  Securities available-for-sale, at estimated market value     1,920,553     2,756,332
Loans receivable, net                                         29,191,649    26,403,032
Accrued interest receivable                                      238,053       238,952
Premises and equipment                                           737,920       797,980
Stock investments:
  Stock in Federal Home Loan Bank, at cost                       298,300       283,200
  Stock in Federal Reserve Bank, at cost                         156,100       237,150
  Stock in Savings and Loan Data Corporation, at cost             15,000        15,000
Other assets                                                     195,154        70,092
                                                             -----------   -----------
Total Assets                                                 $39,805,978   $38,687,888
                                                             ===========   ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits                                                     $30,259,566   $28,993,808
Advances from FHLB                                               526,794       692,848
Advances from borrowers for taxes and insurance                    3,550         3,164
Accrued interest payable                                         182,106       211,261
Income taxes payable:
    Current                                                      161,263        70,825
    Deferred                                                    (104,417)      (47,248)
Accrued expenses and other liabilities                           172,448       116,405
                                                             -----------   -----------
Total Liabilities                                            $31,201,310   $30,041,063
                                                             -----------   -----------
Stockholders' Equity:
Preferred stock, 2,000,000 shares authorized,
   none issued or outstanding
Common stock, $1.00 par value; 8,000,000 shares
   authorized 712,866 shares issued                          $   712,866   $   712,866
Additional paid-in capital                                     4,489,512     4,489,512
Retained earnings - substantially restricted                   3,508,745     3,442,772
Accumulated other comprehensive income, net of taxes            (106,455)        1,675
                                                             -----------   -----------
Total Stockholders' Equity                                   $ 8,604,668   $ 8,646,825
                                                             -----------   -----------
Total Liabilities and Stockholders' Equity                   $39,805,978   $38,687,888
                                                             ===========   ===========

                 COMMUNITY NATIONAL CORPORATION
                       (AND SUBSIDIARY)

                CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                            Three months ended        Nine months ended
                                       September 30  September 30  September 30  September 30
                                          1999          1998          1999           1998
                                       ----------    ----------    -----------   -----------
INTEREST INCOME
First mortgage loans                      $371,263   $372,371      $1,094,074  $1,090,002
Consumer & other loans                     238,350    136,609         666,463     319,858
Interest & dividends on investments:
     Taxable                                34,952     42,970          90,947     126,200
     Tax-exempt                              9,235      6,252          27,705      37,287
     Dividends                               5,435      4,996          22,464      21,683
Interest on deposits with banks             35,183     33,352         107,057      88,200
Interest on mortgage-backed securities      34,523     53,948         115,102     180,508
                                          --------   --------      ----------  ----------
Total interest income                     $728,941   $650,498      $2,123,812  $1,863,738
                                          --------   --------      ----------  ----------
INTEREST EXPENSE
Interest on deposits                      $334,068   $313,062      $  996,158  $  865,186
Interest on advances from FHLB              10,312     14,147          33,103      45,241
                                          --------   --------      ----------  ----------
Total interest expense                    $344,380   $327,209      $1,029,261  $  910,427
                                          --------   --------      ----------  ----------

Net interest income                       $384,561   $323,289      $1,094,551  $  953,311

Provision for loan losses                   22,500     28,592          67,500      94,581
                                          --------   --------      ----------  ----------
Net interest income after provision
   for loan losses                        $362,061   $294,697      $1,027,051  $  858,730
                                          --------   --------      ----------  ----------
NON-INTEREST INCOME
Income from real estate held for
   investment                             $      0   $  2,025      $    4,050  $    7,075
Service charges                             46,378     34,966         124,973      97,404
Other operating income                       1,809      2,814          14,002      12,762
                                          --------   --------      ----------  ----------
Total non-interest income                 $ 48,187   $ 39,805      $  143,025  $  117,241
                                          --------   --------      ----------  ----------
NON-INTEREST EXPENSE
Compensation & benefits                   $124,071   $114,758      $  359,226  $  335,427
Occupancy & equipment                       37,879     29,080         105,049     115,074
Federal deposit insurance premiums           4,425      2,830          13,325       9,699
Data processing fees                        24,183     20,725          64,386      59,545
Other operating expenses                    84,321     48,012         199,104     154,382
                                          --------   --------      ----------  ----------
Total non-interest expense                $274,879   $215,405      $  741,090  $  674,127
                                          --------   --------      ----------  ----------

Income before income taxes                $135,369   $119,097      $  428,986  $  301,844
Income tax expense                          48,800     41,725         149,150      95,768
                                          --------   --------      ----------  ----------

Net Income                                $ 86,569   $ 77,372      $  279,836  $  206,076
                                          ========   ========      ==========  ==========

Earnings per common share                 $   0.12   $   0.11      $     0.39  $     0.29
                                          ========   ========      ==========  ==========
Dilluted earnings per share               $   0.12   $   0.11      $     0.39  $     0.29
                                          ========   ========      ==========  ==========
Dividends paid per share                  $   0.10   $   0.05      $     0.30  $     0.15
                                          ========   ========      ==========  ==========

                   COMMUNITY NATIONAL CORPORATION
                         (AND SUBSIDIARY)

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

      NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                              (UNAUDITED)



                                                  SEPTEMBER 30,
                                                  -------------
                                                 1999          1998
                                               --------------------
Net income                                     $ 279,836  $ 206,076

Other comprehensive income, net of tax:

Unrealized gains on securities held as
  available-for-sale, net of applicable
  deferred income taxes of $27,436 (1999)
  and $4,634 (1998)                             (108,130)     8,254
                                               ---------  ---------

Other Comprehensive Income                     $ 171,706  $ 214,330
                                               =========  =========

                 COMMUNITY NATIONAL CORPORATION
                        (AND SUBSIDIARY)

         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

             FOR NINE MONTHS ENDED SEPTEMBER 30, 1999

                           (UNAUDITED)


                                                                                     Accumulated
                                                              Additional                Other           Total
                                      Common Stock             Paid-in    Retained  Comprehensive  Stockholders'
                                         Shares      Amount    Capital    Earnings     Income         Equity
                                      ------------   ------   ----------  ---------- ------------  -------------
Balance at December 31, 1998            712,866     $712,866  $4,489,512  $3,442,772    $1,675      $8,646,825

Comprehensive income:
  Net income                                                                 279,836                   279,836

Change in unrealized gain
(loss) on securities
available-for-sale,
net of applicable deferred
income taxes of $27,436                                                               (108,130)       (108,130)
                                                                                             0

Dividends paid                                0            0           0    (213,863)        0        (213,863)
                                       --------     --------  ----------  ----------  --------      ----------

Balance at September 30, 1999           712,866      712,866   4,489,512   3,508,745  (106,455)     $8,604,668
                                       ========     ========  ==========  ==========  ========      ==========


                 COMMUNITY NATIONAL CORPORATION
                        (AND SUBSIDIARY)

              CONSOLIDATED STATEMENTS OF CASH FLOWS

      NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                           (UNAUDITED)


                                                                 September 30   September 30
                                                                     1999          1998
                                                                   --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   279,836   $  206,076
Adjustments to reconcile net income
  to net cash provided by operating activities:
Provision for losses on loans                                         67,500       94,581
Provision for depreciation                                            76,963       89,667
Amortization of investment securities
  premiums and discounts (net)                                         6,166       10,422
Stock in FHLB received as dividends                                  (15,100)     (14,400)
Retirement of stock in Federal Reserve Bank                           81,050
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable                               899      (68,096)
(Increase) decrease in other assets                                 (125,062)     (15,684)
Increase (decrease) in interest payable                              (29,155)      14,246
Increase (decrease) in income taxes                                    5,833      (52,787)
Increase (decrease) in other liabilities                              56,043      (47,509)
                                                                 -----------   ----------
Net Cash Provided by Operating Activities                        $   404,973   $  216,516
                                                                 -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in loans receivable                      $(2,788,617)  $(4,299,273)
Net (increase) decrease in time deposits                           1,125,000             0
Additions to premises & equipment                                    (16,904)     (378,638)
Purchase of mortgage-backed securities                                     0      (495,000)
Principal payments on mortgage-backed securities                     832,140       910,433
Purchase of investment securities                                 (1,497,969)     (700,000)
Proceeds from maturities of investment securities                  1,046,521     1,449,407
                                                                 -----------   -----------
Net Cash Provided by Investing Activities                        $(1,299,829)  $(3,513,071)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                              $ 1,265,758   $ 4,520,886
Repayments of FHLB advances                                         (166,054)     (124,067)
Net increase in advances from borrowers for
  taxes and insurance                                                    386         2,946
Payment of dividends                                                (213,863)     (106,932)
                                                                 -----------   -----------
Net Cash Provided by Financing Activities                        $   886,227   $ 4,292,833
                                                                 -----------   -----------

Increase (Decrease) in Cash and Cash Equivalents                 $    (8,629)  $   996,278

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 $ 4,147,810   $ 2,741,783
                                                                 -----------   ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 4,139,181   $ 3,738,061
                                                                 ===========   ===========

                 COMMUNITY NATIONAL CORPORATION
                        (AND SUBSIDIARY)

         CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT.)

      NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                          (UNAUDITED)




                                                                 September 30,  September 30,
                                                                     1999          1998
                                                                   --------      --------
Supplemental disclosure of cash flow information:
Cash paid for:
  Interest                                                           $1,029,261   $910,427
  Income taxes, net of refunds                                          184,973    128,766
  Noncash investing and financing:
  Stock dividends received from Federal Home Loan Banks                  15,100     14,400
  Total net increase (decrease) in unrealized loss on
    securities available-for-sale                                      (108,130)     8,254


           COMMUNITY NATIONAL CORPORATION
                  (AND SUBSIDIARY)

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (UNAUDITED)


(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Community National Corporation and subsidiary have been prepared in accordance with instructions for Form 10-QSB. To the extent that information and footnotes required by generally accepted accounting principles for complete financial statements are contained in the audited financial statements included in the Corporation's Annual Report for year ended December 31, 1998, such information and footnotes have not been duplicated herein. In the opinion of management, all adjustments, consisting only of normal recurring accruals, which are necessary for the fair presentation of the interim financial statements, have been included. The statements of earnings for the quarter ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire year. The December 31, 1998 consolidated balance sheet has been derived form the audited consolidated financial statements as of that date.

(2)  EARNINGS PER SHARE

Net earnings per share of common stock for the year ended December 31, 1998 and the nine months ended September 30, 1999 of $0.29 and $0.39 were computed by dividing the net income by the weighted average number of shares outstanding for the year.

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

The bank's data processing system is outsourced to Intrieve, a service bureau that services the majority of all thrifts and savings and loans throughout the nation. All systems including all bank PC's are integrated with the service bureau applications. Over $200,000 has been spent on upgrading all equipment, software and systems. This was done principally to modernize operations, but a substantial portion of this investment would have been required for Year 2000 compliance alone. Final testing for Year 2000 compliance has been completed with all applications performing with Year 2000 dates. Successful tests have been completed with all vendors and correspondents with whom the bank directly interfaces. The bank is Year 2000 compliant as of November 1, 1999. Additional testing will be made during 1999 to check and reinforce compliance readiness. Should any unforeseen glitches arise the bank has a contingency plan with several alternatives to meet the worst case scenario.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  Community National Corporation (the "Company") was incorporated under the laws of the State of Tennessee for the purpose of holding all of the capital stock of Lexington First Federal Savings Bank ("Lexington First Federal") following the second step conversion of its former mutual holding company (the "Conversion and Reorganization"), which was completed on December 11, 1997. The Company's principal business is that of directing, planning and coordinating the business activities of the Bank. Immediately following the Conversion and Reorganization, Lexington First Federal converted to a national bank with the name Community National Bank of Tennessee (the "Bank") and remained a wholly-owned subsidiary of the Company (the "Bank Conversion"). Upon the completion of the Bank Conversion, the Company became a bank holding company. The Company has no significant assets other than its investment in the Bank, four commercial loans totaling $772,000, and certain cash and cash equivalents. At December 31, 1998, on a consolidated basis, the Company had total assets of $38.7 million, net loans receivable of $26.4 million, cash and investment securities of $7.5 million, mortgage-backed securities of $3.1 million, total deposits of $29 million and stockholders' equity of $8.6 million.

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


FINANCIAL CONDITION

Consolidated assets of Community National were $39,805,978 as of September 30, 1999, compared to $38,687,888 on December 31, 1998, an increase of $1,118,090. This increase was composed of an increase in net loans receivable of $2,788,617 and an increase in investment securities of $377,194. These increases were offset by decreases in mortgage backed securities of $912,245, a decrease in time deposits of $1,125,000, a decrease in premises and equipment of $60,060, and a decrease in cash of $8,629.

Loans receivable, net, increased to $29,191,649 on September 30, 1999 from $26,403,032 on December 31, 1998, an increase of $2,788,617. Mortgage-backed securities decreased $912,245 to $2,224,185 at September 30, 1999 from $3,136,430 on December 31,
1998. The increase in loans is attributable to increased advertising and more competitive loan products. The decrease in mortgage backed securities is primarily caused by principal payments.

Deposits totaled $30,259,566 on September 30, 1999, an increase of $1,265,758 from $28,993,808 on December 31, 1998. The increase in deposits is primarily due to increased advertising and was primarily used to fund the increase in loans receivable.

Stockholders' equity was $8,646,825 on December 31, 1998, compared to $8,604,668 on September 30, 1999, a decrease of $42,157. This decrease was due to earnings for the year of $279,836, offset by the Company's quarterly cash dividends of $213,863 and an increase in unrealized loss on available-for-sale securities of $108,130.


RESULTS OF OPERATIONS


Net income for the three months ended September 30, 1999 was $86,569 compared to $77,372 as of September 30, 1998. The increase of $9,197 was due to an increase in net interest income of $61,272, offset by an increase in non-interest expense of $59,474.

Net income for the nine months ended September 30, 1999 was
$279,836, an increase of $73,760 compared to $206,076 for the nine months ended September 30, 1998.  The increase was
primarily due to an increase in net interest income of  $141,240 offset by an increase in non-interest expense of $66,963.

Earnings per share for the quarter ended September 30, 1999, were $0.12 per share based on an average of 712,866 shares outstanding compared to $.11 per share for the comparable quarter in 1998 based on an average of 712,866 shares outstanding.

Earnings per share for the nine months ended September 30, 1999, were $0.39 per share based on an average of 712,866 shares outstanding compared to $0.29 per share for the comparable nine months ended in 1998 based on an average of 712,866 shares outstanding.

Net interest income after provision for loan losses for the quarter ended September 30, 1999, was $362,061 compared to $294,697 for the quarter ended September 30, 1998, an increase of $67,364. This increase was a result of interest income increasing $78,443, from $650,498 for the 1998 quarter to $728,941 for the 1999 quarter, while interest expense increased $17,171 from $327,209 for the 1998 quarter to $344,380 for the
1999 quarter. The increases in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-bearing liabilities.

Net interest income after provision for loan losses for the nine months ended September 30, 1999 was $1,027,051 compared to $858,730 for the nine months ended September 30, 1998, an increase of $168,321. This increase was a result of interest income increasing

$260,074, from $1,863,738 for the 1998 nine-month period to $2,123,812 for the 1999 nine-month period, while interest expense increased $118,834 from $910,427 in 1998 to $1,029,261 in 1999. The increases in interest income and interest expense are both due to increases in the average balance of interest-earning assets and interest-earning liabilities.

Non-interest income increased from $39,805 for the quarter ended
September 30, 1998 to $48,187 for the quarter ended September
30, 1999. The increase of $8,382 was due to higher service charge income and an increase in other operating income.

Non-interest income increased from $117,241 for the nine months ended September 30, 1998 to $143,025 for the nine months ended
September 30, 1999. The increase of $25,784 was due to higher service charge income.

The Company's non-interest expense for the three months ended September 30, 1999 was $274,879 compared to $215,405 for the comparable quarter in 1998. The increase of $59,474 was due to higher compensation and benefits expense and higher other operating expenses, which were caused by additional personnel hired, and an increase in data processing expense.

Non-interest expense for the nine months ended September 30, 1999 was $741,090, an increase of $66,963 compared to $674,127 for the nine months ended for September 30, 1998. The increase was due to higher compensation and benefits expense and higher other operating expenses, which were caused by additional personnel hired, and an increase in data processing expense.


PROVISIONS FOR LOAN LOSSES

The provision for loan losses is based on the periodic analysis of the loan portfolio by management. In establishing the provision, management considers numerous factors including general economic conditions, loan portfolio condition, prior loss experience and independent analysis. The provision for loan losses for the three months ended September 30, 1999 was $22,500, while the provision for the comparable quarter in 1998 was $28,592. The provision for loan loss for the nine months ended September 30, 1999 and 1998 are $67,500 and $94,581 respectively. Based upon the analysis of the addition to established allowances and the composition of the loan portfolio, management concluded that the allowance is adequate. While current economic conditions in the Bank's market are stable, future conditions will dictate the level of future allowances for losses on loans.

NON-PERFORMING ASSETS

On September 30, 1999, non-performing assets were $186,073 compared to $430,000 on December 31, 1998. At September 30,
1999, the Bank's allowance for loan losses was $435,999 compared to $368,375 at December 31, 1998.

Loans are considered non-performing when the collection of principal and/or interest is not expected, or in the event, payments are more than 90 days delinquent.

The allowance for loan losses was 1.49% of total loans as of September 30, 1999, compared to 1.40% at December 31, 1998.

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


                                                                                       To Be Well Capitalized
                                                                                         Under the Prompt
                                                                    For Capital          Corrective Action
                                           Actual                Adequacy Purposes          Provisions
                                     ------------------          ------------------    ----------------------
                                      Amount     Ratio           Amount      Ratio       Amount      Ratio
                                    ----------   ------         ----------  ------     ----------   -------
As of September 30, 1999
  Total Risk-Based Capital
  (To Risk-Weighted Assets)          $7,108       30.5%          $1,864        8.0%      $2,330       10.0%
  Tier 1 Capital
  (To Risk-Weighted Assets)          $6,815       29.3%          $  932        4.0%      $1,398        6.0%
  Tier 1 Capital
  (To Adjusted Total Assets)         $6,815       17.5%          $1,556        4.0%      $1,944        5.0%


LIQUIDITY


The Bank's principal sources of funds for investments and operations are net earnings, deposits from its primary market area, principal and interest payments on loans and mortgage-backed securities and proceeds from maturing investment securities. Its principal funding commitments are for the origination or purchase of loans and the payment of maturing deposits. Deposits are considered a primary source of funds supporting the Bank's lending and investment activities. Deposits were $30.3 million at September 30, 1999.

The Bank's is required to maintain minimum levels of liquid assets as defined by regulations. The required percentage is currently five percent of net withdrawable savings deposits and borrowings payable on demand or in one year or less. The Bank maintained a liquidity ratio of 20.31% at September 30, 1999.

The bank's most liquid assets are cash and cash equivalents, which are cash on hand, amount due from financial institutions, federal funds sold, certificates of deposit with other financial institutions that have an original maturity of three months or less and money market mutual funds. The levels of such assets are dependent on the Bank's operating, financing and investment activities at any given time. The Bank's cash and cash equivalents totaled $4.14 million at September 30, 1999. The variations in levels of cash and cash equivalents are influenced by deposit flows and anticipated future deposit flows.

Net cash provided by operating activities increased from 216,516 for nine months ended September 30, 1998 to 404,973 for nine months ended September 30, 1999. The increase was due to the retirement of Federal Reserve Bank stock of $80,050 and adjustments to accrued income and expense items.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 1998, the FASB issued SFAS No. 133. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those at fair value. If certain conditions are met, a derivative may be specifically designated a (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, or (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, and unrecognized firm commitment, an available-for-sale security, or a foreign-currency- denominated forecasted transaction.

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

                COMMUNITY NATIONAL CORPORATION
                         Registrant


Date:  October 29, 1999    /s/ Howard W. Tignor
                           -------------------------------------
                           Howard W. Tignor, President and Chief
                           Executive Officer (Duly Authorized
                           Officer)